Form 10-Q
period 1995-03-31
CHALONE WINE GROUP LTD
filed 1995-05-09
CIK 742685

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

     [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                       OR

     [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to

              Commission File Number:   0-13406


                          The CHALONE Wine Group, Ltd.

             (Exact name of Registrant as specified in its charter)


             California                                  94-1696731
  (State or other jurisdiction of
   incorporation or organization)           (I.R.S. Employer Identification No.)

          621 Airpark Road
          Napa, California                                 94558
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 707-254-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X    No
                                       -----     -----

The number of shares outstanding of Registrant's Common Stock on May 3, 1995 was 4,962,344

================================================================================

                          The CHALONE Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Incorporated herein is the following unaudited financial information:

              Consolidated Balance Sheets as of March 31, 1995, and December 31, 1994.

              Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 1995 and 1994.

              Consolidated Statements of Changes in Financial Position for the three-month and nine-month periods ended March 31, 1995 and 1994.

              Notes to Consolidated Financial Statements.

                          The CHALONE Wine Group, Ltd.

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                     ASSETS
                                                                        March 31,             December 31,
                                                                          1995                    1994
                                                                        -------                 -------
                                                                     (unaudited)
Current Assets
  Cash............................................................    $     242                 $    70
  Accounts receivable, less allowance for doubtful accounts of
    $28  and $17...................................................       3,295                   4,509
  Inventories......................................................      28,740                  29,422
  Prepaid expenses and other assets................................         164                     209
  Deferred income tax benefit......................................         312                     312
                                                                        -------                 -------
        Total current assets.......................................      32,753                  34,522
  Investment in Domaines Barons de Rothschild (Lafite).............      12,524                  12,524
  Property, plant and equipment - net..............................      20,299                  20,444
  Intangible assets arising from acquisitions, less amortization of
    $880 and $854..................................................       3,223                   3,252
  Other assets.....................................................       1,500                   1,484
                                                                        -------                 -------
        Total assets...............................................     $70,299                 $72,225
                                                                        =======                 =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable....................................................     $13,708                 $13,874
  Current maturities on long-term obligations......................         791                     799
  Accounts payable and accrued expenses............................       1,574                   2,713
                                                                        -------                 -------
        Total current liabilities..................................      16,073                  17,386
Long-term obligations, less current maturities.....................       5,455                   5,541
Convertible subordinated debentures................................      20,884                  20,884
Deferred income taxes..............................................         978                   1,171
Minority interests.................................................       2,978                   3,043
Shareholders' equity
  Common stock....................................................       24,467                  24,472
  Retained earnings (deficit).....................................         (536)                   (273)
                                                                        -------                 -------
        Total shareholders' equity................................       23,931                  24,199
                                                                        -------                 -------
        Total liabilities and shareholders' equity................      $70,299                 $72,225
                                                                        =======                 =======







                   The accompanying notes are an integral part
                    of the consolidated financial statements



                          The CHALONE Wine Group, Ltd.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (unaudited)(in thousands, except per-share data)



                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                            -----------------------
                                                                                             1995            1994
                                                                                            -------         -------
Wine sales .........................................................................        $ 4,423         $ 4,067
Cost of wines sold .................................................................          2,926           2,596
                                                                                            -------         -------
     Gross profit ..................................................................          1,497           1,471
Operating expenses .................................................................          1,221           1,101
                                                                                            -------         -------
     Operating income ..............................................................            276             370
Other income (expense)
     Interest expense ..............................................................           (736)           (677)
     Other, net ....................................................................              9             (27)
Minority interests .................................................................             (5)            (37)
                                                                                            -------         -------
     Income (loss) before income taxes .............................................           (456)           (371)
Income tax (benefit) expense .......................................................           (193)            155
                                                                                            -------         -------
     Net income (loss) .............................................................        $  (263)        $  (216)
                                                                                            =======         =======

Net income (loss) per common share .................................................        $  (.05)        $  (.05)
Average number of shares used in income (loss) per share computation ...............
                                                                                              4,961           4,602







                   The accompanying notes are an integral part
                    of the consolidated financial statements



                          The CHALONE Wine Group, Ltd.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

                            (unaudited)(in thousands)



                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                           --------------------------------
                                                                                             1995                   1994
                                                                                           -------                 -------
Cash flows from operating activities:
   Net earnings ....................................................................       $  (263)                $  (216)
   Non-cash transactions:
     Depreciation ..................................................................           314                     318
     Amortization ..................................................................            40                      37
     Increase in minority interest .................................................             5                      37
     Loss (gain) on sale of equipment ..............................................             3                      37
     Changes in:
       Deferred income taxes .......................................................          (193)                   (155)
       Accounts receivable .........................................................         1,214                     824
       Inventories .................................................................           682                     435
       Prepaid expenses and other assets ...........................................            17                      43
       Accounts payable and accrued expense ........................................        (1,139)                 (1,015)
                                                                                           -------                 -------
       Net cash provided (required by) operating activities
                                                                                               681                     345
                                                                                           -------                 -------

Cash flows from investing activities:
     Capital expenditures ..........................................................          (200)                   (125)
     Proceeds from disposal of equipment ...........................................            27                       5
                                                                                           -------                 -------
     Net cash used in investing activities .........................................          (173)                   (120)
                                                                                           -------                 -------

Cash flows from financing activities:
   Net repayments under line of credit agreement ...................................          (166)                   (236)
   Repayment of long-term debt .....................................................           (95)                   (261)
   Distribution to minority interest ...............................................           (70)                    --
   Net proceeds from issuance of common stock ......................................            (5)                      2
                                                                                           -------                 -------
     Net cash provided from financing activities ...................................          (336)                   (495)
                                                                                           -------                 -------

Net increase (decrease) in cash ....................................................           172                    (270)
   Cash at beginning of year .......................................................            70                     421
                                                                                           -------                 -------
     Cash at end of period .........................................................       $   242                 $   151
                                                                                           =======                 =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements


                          The CHALONE Wine Group, Ltd.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of March 31, 1995, the consolidated statement of operations for the three-month period ended March 31, 1995 and 1994, and the consolidated statement of changes in financial position for the three-month period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly position, results of operations and changes in financial position at March 31, 1995, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1994, audited financial statements.

NOTE 2 - SEASONAL FACTORS

         The results for the interim periods are not necessarily indicative of the results to be expected for the year, due to seasonal factors.

                          The CHALONE Wine Group, Ltd.

ITEM 2.    MANAGEMENTOS DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month period ended March 31, 1995 and 1994, and the percentage change in such items between the comparable periods in those years.

                                         Three Months Ended March 31,
                                    --------------------------------------
                                           Percentage            Percent
                                         of Wine Sales           Change
                                    -----------------------    -----------
                                                                 1994 vs.
                                       1995         1994           1995
                                    ----------   ----------    -----------
      Wine sales....................    100.0%       100.0%        8.8%
      Cost of wines sold............     66.1         63.8        17.6
                                    ----------   ----------
         Gross profit...............     33.9         36.2         1.8
      Operating expenses............     27.6         27.1        10.9
                                    ----------   ----------
         Operating income...........      6.3          9.1       (25.4)
      Other income (expense)
         Interest expense...........    (16.6)       (16.6)        8.7
         Other, net.................      0.2         (0.6)        --
      Minority interests............      0.1         (0.9)      (86.8)
                                    ----------   ----------
         Loss before income taxes...    (10.3)       (9.1)        22.8
      Income tax benefit............      4.4          3.8        24.6
                                    ----------   ----------
           Net loss.................     (5.9)        (5.3)       21.5
                                    =========   ==========

                          The CHALONE Wine Group, Ltd.

Wine Sales

     Sales for the three months ended March 31, 1995, increased approximately 9% over the comparable period in 1994. This increase was due to increased volume of wine sales from wholesale markets outside of California. Sales within California were negatively impacted by unfavorable weather conditions experienced during that three-month period in 1995.

Gross Profit

     Gross profit for the three months ended March 31, 1995, increased by approximately 2% from the comparable period in 1994. Gross profits as a percentage of total declined from 36% in 1994 to 34% in the current three-month period. This decline is attributable to changes in sales mix to lower margin wines. Management believes that the sales mix will improve during the remainder of the year resulting in a higher gross margin percentage.

Operating Expenses

     Operating expenses include selling, general and administrative expenses. Operating expenses in the first quarter of 1995 increased by 11% over the comparable period in 1994. This increase was due primarily to selling expenses for additional regional sales personnel and certain marketing programs. Operating expenses as a percentage of sales remained essentially unchanged at 27% for the comparable three-month periods in 1994 and 1995.

Operating Income

     Operating income for the three months ended March 31, 1995, dereased 25% from the comparable period in 1994. This decrease was due to lower gross margins and higher operating expenses, both discussed above.

Other Income (Expense)

     Interest expense for the three months ended March 31, 1995, increased 9% from the comparable period in 1994. This increase was due to higher rates offset in part by lower borrowings.


Minority Interest

     The  Company  currrently  has three  ventures  in which there is a minority interest. The "minority interest" in earnings (losses) of these ventures for the year ended March 31, 1995, consisted of the following:
                                                                                              Minority
                                                                                           Interest in
    Venture                      Minority Owner                        Minority %         Earnings (Loss)
    -------                      --------------                        ----------         ---------------
    Edna Valley Vineyard         Paragon Vineyard Co., Inc.               50%              $  16,989
    CanoeCo Partners             CRVI                                     50%                 (8,114)
    Canoe Ridge Winery (CRW)     Various                                  49%                 (4,143)
                                                                                             -------
                                                                                           $   4,732
                                                                                             =======

The "minority interest" amount for Edna Valley Vineyard represents a decrease from the comparable period in 1994, and was due to lower unit sales and the resulting lower profits for the period. The "minority interest" in net losses at CanoeCo represent the losses incurred during the growing season prior to harvest later in the year. CRW has only operated since October, 1994, and has not yet released its first vintage, and is expected to occur in the summer of 1995.

     The Company believes that Edna Valley Vineyard will continue to contribute signicantly to its income, and hence that this "minority interest" will continue. Management believes that CanoeCo and CRW should approach "normal" production levels in 1995, and will have also growth proportionately.

Net Loss

     Net Loss for the three months ended March 31, 1995, was $263,000, as compared to a loss of $216,000 in the comparable period in 1994, due primarily to higher sales and lower selling and interest costs, all as discussed above.

SEASONALITY

         The Company's wine sales from quarter to quarter are highly variable because the exact dates when wines are released for sale vary from year to year. Sales are typically highest during the fourth quarter, because of heavy holiday sales and because most wines are released around the end of the third and beginning of the fourth quarters.

FINANCIAL CONDITION

         The  Company's   working  capital  decreased  by  $456,000  during  the
three-month period ending March 31, 1995, to $16,680,000, due to normal capital expenditures, planned repayments of long-term debt and the net loss incurred.

         At May 3, 1995, the Company had lines of credit totaling $15,700,000 of which $13,118,000 had been drawn.

         The Company is not aware of any potential impairments to its liquidity and believes that its capital resources are adequate to meet the current and historic levels of capital expenditures and liquidity needs of the Company.

                          PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  Not applicable.

     (b)  Reports.  None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE CHALONE WINE GROUP, LTD.


Dated:  May 8, 1995                        BY /s/ William L. Hamilton
                                              ------------------------
                                              William L. Hamilton
                                              Executive Vice President
                                              and Chief Financial Officer