Form 10-Q
period 1995-06-30
CHALONE WINE GROUP LTD
filed 1995-08-10
CIK 742685

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes _________ No _____X_____

The number of shares outstanding of Registrant's Common Stock on July 30, 1995 was 4,973,580

================================================================================

                          The CHALONE Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Incorporated herein is the following unaudited financial information:

              Consolidated  Balance Sheets as of June 30, 1995, and December 31,
                1994.

              Consolidated Statements of Operations for the three-month and nine-month periods ended June 30, 1995 and 1994.

              Consolidated Statements of Changes in Financial Position for the three-month and nine-month periods ended June 30, 1995 and 1994.

              Notes to Consolidated Financial Statements.

                          The CHALONE Wine Group, Ltd.



                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       JUNE 30,         December 31,
                                                                                         1995                1994
                                                                                       --------            --------
                                                                                      (unaudited)
                                     ASSETS
Current Assets
   Cash .......................................................................        $    101            $     70
   Accounts receivable, less allowance for doubtful accounts of $20
     and $27 ..................................................................           5,709               4,509
   Inventories ................................................................          27,030              29,422
   Prepaid expenses and other assets ..........................................             245                 209
   Deferred income tax benefit ................................................             312                 312
                                                                                       --------            --------
         Total current assets .................................................          33,397              34,522
   Investment in Domaines Barons de Rothschild(Lafite) ........................          12,524              12,524
   Property, plant and equipment - net ........................................          20,284              20,444
   Intangible assets arising from acquisitions, less amortization of
     $832 and $780 ............................................................           3,199               3,251
   Other assets ...............................................................           1,491               1,484
                                                                                       --------            --------
         Total assets .........................................................        $ 70,894            $ 72,225
                                                                                       ========            ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable ..............................................................        $ 13,335            $ 13,874
   Current maturities on long-term obligations ................................             586                 799
   Accounts payable and accrued expenses ......................................           2,358               2,713
                                                                                       --------            --------
         Total current liabilities ............................................          16,279              17,386
Long-term obligations, less current maturities ................................           5,512               5,541
Convertible subordinated debentures ...........................................          20,884              20,884
Deferred income taxes .........................................................           1,036               1,172
Minority interests ............................................................           3,140               3,043
Shareholders' equity
   Common stock ...............................................................          24,509              24,472
   Retained earnings (deficit) ................................................            (466)               (273)
                                                                                       --------            --------
         Total shareholders' equity ...........................................          24,043              24,199
                                                                                       ========            ========
         Total liabilities and shareholders' equity ...........................        $ 70,894            $ 72,225
                                                                                       ========            ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements


                          The CHALONE Wine Group, Ltd.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited)(in thousands, except per-share data)




                                                              Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                         -----------------------------    --------------------------
                                                              1995           1994             1995            1994
                                                           --------        --------        --------        --------
Wine sales .........................................       $  7,411        $  5,512        $ 11,834        $  9,579
Cost of wines sold .................................          5,166           3,650           8,092           6,246
                                                           --------        --------        --------        --------
     Gross profit ..................................          2,245           1,862           3,742           3,333
Operating expenses .................................          1,266           1,108           2,487           2,209
                                                           --------        --------        --------        --------
     Operating income ..............................            979             754           1,255           1,124
Other income (expense)
     Interest expense ..............................           (766)           (682)         (1,502)         (1,359)
     Other, net ....................................             83              88              92              61
Minority interests .................................           (167)            (54)           (172)            (91)
                                                           --------        --------        --------        --------
   Income (loss) before income taxes
                                                                128             106            (328)           (265)
Income tax benefit (expense) .......................            (58)            (49)            135             106
                                                           --------        --------        --------        --------
     Net income (loss) .............................       $     70        $     57        $   (192)       $   (159)
                                                           ========        ========        ========        --------

Net income (loss) per common share .................       $    .01        $    .01        $   (.04)       $   (.04)
Average number of shares used in income
   (loss) per share computation.....................          4,962           4,782           4,962           4,692


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.



            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                            (unaudited)(in thousands)


                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                      June 30,
                                                              -----------------------------    ---------------------
                                                                1995           1994            1995           1994
                                                               -------        -------        -------        -------
Cash flows from operating activities:
   Net earnings .........................................      $    70        $    57        $  (192)       $  (159)
Non-cash transactions:
     Depreciation .......................................          315            318            629            636
     Amortization .......................................           36             36             76             73
     Increase in minority interest ......................          167             53            173             90
     Loss (gain) on sale of equipment
                                                                   (23)             3            (20)            40
     Changes in:
       Deferred income taxes ............................           58             37           (135)          (118)
       Accounts receivable ..............................       (2,414)          (803)        (1,200)            21
       Inventories ......................................        1,710            896          2,392          1,331
       Prepaid expenses and other assets
                                                                   (84)          (116)           (67)           (73)
       Accounts payable and accrued expense
                                                                   784           (234)          (355)        (1,249)
                                                               -------        -------        -------        -------
       Net cash provided (required by)
         operating activities ...........................          619            247          1,300            592
                                                               -------        -------        -------        -------

Cash flows from investing activities:
   Capital expenditures .................................         (327)          (139)          (527)          (264)
     Proceeds from disposal of
       equipment ........................................           51             15             78             20
                                                               -------        -------        -------        -------
       Net cash used in investing activities
                                                                  (276)          (124)          (449)          (244)
                                                               -------        -------        -------        -------

Cash flows from financing activities:
   Net repayments under line of credit
     agreement ..........................................         (373)        (1,351)          (539)        (1,587)
   Repayment of long-term debt ..........................         (147)          (112)          (242)          (373)
   Distribution to minority interest ....................           (6)          (156)           (76)          (156)
   Proceeds from issuance of common stock ...............
                                                                    42          1,501             37          1,503
                                                               -------        -------        -------        -------
     Net cash provided from financing
       activities .......................................         (484)          (118)          (820)          (613)
                                                               -------        -------        -------        -------

Net increase (decrease) in cash .........................         (141)             5             31           (265)
   Cash at beginning of year ............................          242            151             70            421
                                                               -------        -------        -------        -------
     Cash at end of period ..............................      $   101        $   156        $   101        $   156
                                                               =======        =======        =======        =======

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Consolidated Financial Statements

         The consolidated balance sheet as of June 30, 1995, the consolidated statement of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statement of changes in financial position for the three-month and six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly position, results of operations and changes in financial position at June 30, 1995, and for all periods presented have been made.

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

                          The CHALONE Wine Group, Ltd.



Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations



RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and the percentage change in such items between the comparable periods in those years.


                                                Three Months Ended June 30,                Six Months Ended June 30,
                                         --------------------------------------     ----------------------------------
                                               Percentage           Percent               Percentage          Percent
                                             of Wine Sales           Change             of Wine Sales          Change
                                         --------------------       --------        --------------------      --------
                                                                    1994 vs.                                  1994 vs.
                                          1995           1994         1995           1995           1994        1995
                                         -----          -----         ----          -----          -----        ----
Wine sales .......................       100.0%         100.0%        34.4%         100.0%         100.0%       23.5%
Cost of wines sold ...............        69.7           66.2         41.5           68.4           65.2        29.6
                                         -----          -----                       -----          -----
   Gross profit ..................        30.3           33.8         20.5           31.6           34.8        12.3
Operating expenses ...............        17.1           20.1         14.2           21.0           23.1        12.6
                                         -----          -----                       -----          -----
   Operating income ..............        13.2           13.7         29.7           10.6           11.7        11.6
Other income (expense)
   Interest expense ..............       (10.3)         (12.4)        12.3          (12.7)         (14.2)       10.5
   Other, net ....................         1.1            1.6         (6.9)           0.8            0.6        48.9
Minority interests ...............        (2.3)          (1.0)       211.1           (1.5)          (0.9)       89.6
                                         -----          -----                       -----          -----
   Income (loss) before income
    taxes ........................         1.7            1.9         19.4           (2.8)          (2.8)       24.2
Income tax (benefit) expense              (0.7)          (0.9)        16.6            1.0            1.1        28.3
                                         -----          -----                       -----          -----
     Net income (loss) ...........         1.0%           1.0%        21.7           (1.8%)         (1.7%)      21.4
                                         =====          =====                       =====          =====


Wine Sales

         Sales were $7,411,000 for the second quarter ended June 30, 1995, and $11,834,000 for the six months then ended. Sales for the three-month and six-month periods increased by 34% and 24%, respectively, over the comparable periods in 1994, due primarily to higher sales levels in the out-of-California markets and in custom branded wines at Edna Valley Vineyard and Carmenet.

Gross Profit

         Gross profit for the three-month and six-month periods ended June 30, 1995, increased approximately 21% and 12%, respectively, over the comparable periods in 1994. These increases were due primarily to the higher sales levels mentioned above. Gross profit as a percentage of sales declined to approximately 30% and 32% for the three-month and six-month periods in 1995 from 34% and 35% in the comparable periods in 1994. The decreases were primarily attributable to the increased sale of custom branded wines at lower gross profits.

Operating Expenses

         Operating expenses include selling, general and administrative expenses. Operating expenses for the three-month and six-month periods increased by 14% and 13%, respectively, from the comparable periods in 1994. These increases are the result of increased selling expenses resulting from the hiring of additional regional sales personnel in the out-of-California sales market. Operating expenses as a percentage of sales for the

                          The CHALONE Wine Group, Ltd.



Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations (Continued)

three-month and six-month periods were 17% and 21%, respectively, compared to 20% and 23% in the comparable periods in 1994. These decreases are the result of operating expenses increasing at a lesser rate than sales increases experienced during those periods.

Interest Expense

         Interest expense increased 12% and 11% for the three-month and six-month periods in 1995, over the comparable periods in 1994. These increases were due to higher borrowings required for increased receivables resulting from the increased sales activity discussed above, and from working capital borrowings required for the Canoe Ridge Winery operation that is in its first full year of operation. Additionally, interest rates on our bank borrowings have increased over 1994 by approximately 2%, due to a higher `prime' rate.

Minority Interest

         The Company currrently has three ventures in which there is a minority interest. The "minority interest" in earnings (losses) of these ventures for the periods ended June 30, 1995, consisted of the following:


                                                                                      Minority Interest in Earnings
                                                                                                  (Loss)
                                                                                   ---------------------------------
                                                                                        3 Months        6 Months
                                                                          Minority        Ended          Ended
Venture                                Minority Owner                         %       June 30, 1995   June 30, 1995
-------                                --------------                     --------   -------------   --------------
Edna Valley Vineyard (EVV)             Paragon Vineyard Co., Inc.            50%     $    117,596    $    134,585
CanoeCo Partners                       CRVI                                  50%          (6,752)         (14,866)
Canoe Ridge Winery (CRW)               Various                               49%          56,397           52,254
                                                                                     ----------------------------
                                                                                     $   167,241     $    171,973
                                                                                     ============================



         The "minority interest" amount for EVV represents an increase of 90% from the comparable period in 1994 due primarily to higher sales of custom branded wines produced at EVV. The "minority interest" amount for CRW represents the results for its first full year of operation. Allocations to "minority interest" increase as income from EVV and CRW increases. The Company believes that EVV and CRW will continue to contribute significantly to its income, and hence that "minority interest" will continue, proportionately. An additional small factor in the "minority interest" calculation consists of the operations of the CanoeCo "Canoe Ridge" vineyard joint venture, which to date has produced small losses resulting primarily from interest expense on the growing crop due to be harvested later in the year.

SEASONALITY

         The Company's wine sales from quarter to quarter are highly variable because the exact dates when wines are released for sale vary from year to year. Sales are typically highest during the fourth quarter, because of heavy holiday sales and because most wines are released around the end of the third and beginning of the fourth quarters.

FINANCIAL CONDITION

         The Company's working capital decreased by $20,000 during the six-month period ending June 31, 1995, to $17,116,000, due to normal capital expenditures, planned repayments of long-term debt and the net loss incurred.

         At August 4, 1995, the Company had lines of credit totaling $15,700,000 of which $12,588,218 had been drawn.

                          The CHALONE Wine Group, Ltd.


Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations (Continued)

         The Company is not aware of any potential impairments to its liquidity and believes that its capital resources, including those resulting from and discussed in "SIGNIFICANT EVENT" below, are adequate to meet the current and historic levels of capital expenditures and liquidity needs of the Company.


SIGNIFICANT EVENT

         On April 27, 1995, the Board of Directors of the Company reached an agreement with two of its largest shareholders, Domaines Barons de Rothschild (Lafite) ("DBR") and Summus Financial, Inc. ("Summus"), to substantially increase its equity base. Subject to the successful conclusion of definitive agreements and approval by Chalone's shareholders, Chalone will receive equity of $5 million at $6.00 per share provided equally by DBR and Summus. DBR and Summus will also receive an equivalent number of warrants to purchase additional shares at $8.00 per share. In addition, DBR has agreed to convert its $12.4 million holding of debentures, at $7.00 per share, into 1.77 million shares of Chalone common stock. All other holders of the remaining outstanding debentures will be offered the same conversion terms.

         The Company will use the proceeds to pay down its bank lines of credit. Along with the conversion of DBR's debentures, the resulting annual interest savings will be over $1 million. Chalone's shareholder equity will increase from $24 million to a minimum of $41 million.

         Chalone will exchange substantially all of its existing ownership in DBR for a 23.5% partnership interest in Chateau Duhart-Milon, a classified fourth growth Bordeaux estate in Pauillac. DBR will continue as the managing partner.

                          The CHALONE Wine Group, Ltd.


                          PART II. - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

         The Company's 1995 Annual Meeting of Shareholders was held at the Company's executive offices, 621 Airpark Road, Napa, California, on May 18,
1995. In attendance, in person or by proxy, were 4,380,509 shares, or, approximately 88.3% of total shares outstanding. The following actions were taken:

         Election of Directors. All nine positions on the Company's Board of Directors were to be filled for new one-year terms, and all nominees were duly elected, each nominee receiving in excess of 99% of total shares voted. The directors thus elected, with the precise votes for and against, were:

      Director                                        For             Against
      --------                                        ---             -------
Richard H. Graff .......................           4,354,946           25,563
W. Philip Woodward .....................           4,355,672           24,837
William L. Hamilton ....................           4,355,542           24,967
Richard C. Hojel .......................           4,353,272           27,237
C. Richard Kramlich ....................           4,356,372           24,137
John A. McQuown ........................           4,355,472           25,037
James H. Niven .........................           4,355,672           25,037
Eric de Rothschild .....................           4,356,472           24,037
Christophe Salin .......................           4,356,472           24,037


         Amendment to Articles. An amendment to the Company's Articles of Incorporation, increasing the authorized number of shares of stock from 10 million to 15 million, was duly adopted, with an affirmative vote of 4,240,220 shares, 91,470 shares voting against and 48,819 shares abstaining.

         Appointment of Auditors. The Board's reappointment of Deloitte & Touche as the Company's certified public accountants received due ratification, with 4,360,384 shares voting for, 8,696 shares voting against, and 11,429 shares abstaining.

Item 6.       Exhibits and Reports on Form 8-K

     (a)  Exhibits.  Not applicable.

     (b) Reports. A report on Form 8-K, dated May 9, 1995, was filed with the Commission to report the private-placement equity transaction discussed in Part 1, Item 2, of this Form 10-Q.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             The CHALONE Wine Group, Ltd.


Dated:  August 11, 1995                      BY /s/ William L. Hamilton
                                             ------------------------
                                             William L. Hamilton
                                             Executive Vice President
                                             and Chief Financial Officer