Form 10-Q
period 1995-09-30
CHALONE WINE GROUP LTD
filed 1995-11-14
CIK 742685

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

    [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
                                    Yes        No   X
                                       ------    ------
The number of shares outstanding of Registrant's Common Stock on October 31, 1995 was 7,596,018.

================================================================================

                          The CHALONE Wine Group, Ltd.


                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Incorporated herein is the following unaudited financial information:

          Consolidated Balance Sheets as of September 30, 1995, and December 31, 1994.

          Consolidated   Statements  of  Operations  for  the   three-month  and
          nine-month periods ended September 30, 1995 and 1994.

          Consolidated Statements of Changes in Financial Position for the three-month and nine-month periods ended September 30, 1995 and 1994.

          Notes to Consolidated Financial Statements.

                         The CHALONE Wine Group, Ltd.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                     September 30,  December 31,
                                                          1995         1994
                                                     -------------  ------------
Current Assets ....................................... (unaudited)
   Cash ..............................................   $      3    $     70
   Accounts receivable, less allowance for doubtful
     accounts of  $30 and $17 ........................      5,129       4,509
   Inventories .......................................     26,553      29,422
   Prepaid expenses and other assets .................        358         209
   Deferred income tax benefit .......................        312         312
                                                         --------    --------
         Total current assets ........................     32,355      34,522
   Investment in Domaines Barons de Rothschild(Lafite)     12,524      12,524
   Property, plant and equipment - net ...............     21,195      20,444
   Intangible assets arising from acquisitions, less
     amortization of $906 and $829 ...................      3,174       3,251
   Other assets ......................................      1,485       1,484
                                                         --------    --------
         Total assets ................................   $ 70,733    $ 72,225
                                                         ========    ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable .....................................   $ 13,192    $ 13,874
   Current maturities on long-term obligations .......        586         799
   Accounts payable and accrued expenses .............      2,451       2,713
                                                         --------    --------
         Total current liabilities ...................     16,229      17,386
Long-term obligations, less current maturities .......      5,426       5,541
Convertible subordinated debentures ..................     20,884      20,884
Deferred income taxes ................................      1,022       1,172
Minority interests ...................................      3,151       3,043
Shareholders' equity
   Common stock ......................................     24,515      24,472
   Retained earnings (deficit) .......................       (494)       (273)
                                                         --------    --------
         Total shareholders' equity ..................     24,021      24,199
                                                         --------    --------
         Total liabilities and shareholders' equity ..   $ 70,733    $ 72,225
                                                         ========    ========



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         The CHALONE Wine Group, Ltd.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited)(in thousands, except per-share data)



                                       Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                       ------------------   -------------------
                                          1995     1994        1995       1994
                                        -------  -------    --------   --------
Wine sales............................  $ 5,380  $ 4,998    $ 17,214   $ 14,577
Cost of wines sold....................    3,445    3,113      11,537      9,359
                                        -------  --------    -------   --------
     Gross profit.....................    1,935    1,885       5,677      5,218
Operating expenses....................    1,238    1,235       3,725      3,443
                                        -------  -------    --------   --------
     Operating income.................      697      650       1,952      1,775
Other income (expense)
     Interest expense.................     (743)    (691)     (2,245)    (2,052)
     Other, net   ....................       15      133         106        195
Minority interests....................      (11)     (43)       (183)      (134)
                                        -------  -------    --------   --------
   Income (loss) before income taxes..      (42)      49        (370)      (216)
Income tax benefit (expense)..........       13      (34)        149         72
                                        -------  -------    --------   --------
     Net income (loss)................  $   (29) $    15    $   (221)  $   (144)
                                        =======  =======    ========   ========

Net income (loss) per common share....  $  (.01) $   .00    $   (.04)   $  (.03)
Average number of shares used in
   income (loss) per share
   computation........................    4,983    4,961       4,968      4,784



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         The CHALONE Wine Group, Ltd.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                            (unaudited)(in thousands)


                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                          ----------------    ------------------
                                             1995     1994       1995      1994
                                          -------  -------    -------   -------
Cash flows from operating activities:
   Net earnings.......................... $   (29) $    15    $  (221)  $  (144)
   Non-cash transactions:
     Depreciation........................     293      316        922       952
     Amortization........................      37       37        113       110
     Increase in minority interest.......      10       40        183       130
     Loss (gain) on sale of equipment....      (8)      (3)       (29)       37
     Changes in:
       Deferred income taxes.............     (14)      15       (149)     (103)
       Accounts receivable...............     581     (310)      (619)     (289)
       Inventories.......................     477     (204)     2,869     1,127
       Prepaid expenses and other assets     (120)      24       (187)      (49)
       Accounts payable and accrued
          expense........................      93      312       (262)     (937)
                                          -------  -------    -------   -------
       Net cash provided (required by)
         operating activities............   1,320      242      2,620       834
                                          -------  -------    -------   -------

Cash flows from investing activities:
   Capital expenditures..................  (1,242)    (992)    (1,769)   (1,256)
     Proceeds from disposal of
       equipment.........................      47      101        125       121
                                          -------  -------    -------   -------
       Net cash used in investing
         activities .....................  (1,195)    (891)    (1,644)   (1,135)
                                          -------  -------    -------   -------

Cash flows from financing activities:
   Net repayments under line of credit
     agreement...........................    (143)     774       (682)     (813)
   Repayment of long-term debt...........     (86)    (166)      (328)     (539)
   Distribution to minority interest.....      --       --        (76)     (156)
   Proceeds from issuance of common stock       6      (19)        43     1,484
                                          -------  -------    -------   -------
     Net cash provided from financing
       activities........................    (223)     589     (1,043)      (24)
                                          -------  -------    -------   -------

Net increase (decrease) in cash..........     (98)     (60)       (67)     (325)
   Cash at beginning of period...........     101      156         70       421
                                          -------  -------    -------   -------
     Cash at end of period............... $     3  $    96    $     3   $    96
                                          =======  =======    =======   =======

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Consolidated Financial Statements
         The consolidated balance sheet as of September 30, 1995, the consolidated statement of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statement of changes in financial position for the three-month and nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly position, results of operations and changes in financial position at September 30, 1995, and for all periods presented have been made.

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

                          The CHALONE Wine Group, Ltd.


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
         The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the percentage change in such items between the comparable periods in those years.


                                     Three Months Ended           Nine Months Ended
                                         September 30,               September 30,
                                  --------------------------   ----------------------------
                                   Percentage        Percent      Percentage        Percent
                                  of Wine Sales      Change      of Wine Sales      Change
                                  ----------------  --------   -----------------   --------
                                                     1994 vs.                      1994 vs.
                                    1995     1994      1995      1995      1994      1995
                                   -----     -----    -----     -----     -----     -----
Wine sales ...................     100.0%    100.0%     7.7%    100.0%    100.0%     18.1%
Cost of wines sold ...........      64.0      62.3     10.8      67.0      64.2      23.3
                                   -----     -----              -----     -----
   Gross profit ..............      36.0      37.7      2.4      33.0      35.8       8.7
Operating expenses ...........      23.0      24.7      0.5      21.7      23.6       8.3
                                   -----     -----              -----     -----
   Operating income ..........      13.0      13.0      6.0      11.3      12.2       9.5
Other income (expense)
   Interest expense ..........     (13.8)    (13.8)     7.1     (13.0)    (14.1)     (9.4)
   Other, net ................       0.2       2.7    (88.9)      0.6       1.3      45.6
Minority interests ...........      (0.2)     (0.9)   (73.5)     (1.1)     (0.9)     36.9
                                   -----     -----              -----     -----
   Income (loss) before income
    taxes ....................      (0.8)      1.0      n/a      (2.2)     (1.5)     76.6
Income tax (benefit) expense         0.2      (0.7)     n/a       0.9       0.5     116.1
                                   -----     -----              -----     -----
     Net income (loss) .......      (0.6)%     0.3%     n/a      (1.3%)    (1.0%)    57.3
                                   =====     =====              =====     =====

Wine Sales
         Sales were $5,380,000 for the third quarter ended September 30, 1995, and $17,214,000 for the nine months then ended. Sales for the three-month and nine-month periods increased by 8% and 18%, respectively, over the comparable periods in 1994, due primarily to higher sales levels in the out-of-California markets and in custom branded wines at Edna Valley Vineyard and Carmenet. The increase in sales for the three-month period appears lower than the nine-month period, due to the effects of sales promotion in September, 1994, that was not repeated in 1995, due to the sufficiently strong demand for the Company's wines in 1995.

Gross Profit
         Gross profit for the three-month and nine-month periods ended September 30, 1995, increased approximately 2% and 9%, respectively, over the comparable periods in 1994. These increases were due primarily to the higher sales levels mentioned above. Gross profit as a percentage of sales declined to approximately 36% and 33% for the three-month and nine-month periods in 1995 from 38% and 36% in the comparable periods in 1994. The decreases were primarily attributable to the increased sale of custom branded wines at lower gross profits. Additionally, the mix of sales on the Company's branded wines has shifted to lower priced, and lower margin wines, especially at Carmenet and Chalone Vineyard. Management believes this trend will reverse itself during the fourth quarter of 1995.

                          The CHALONE Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

Operating Expenses
         Operating expenses include selling, general and administrative expenses. Operating expenses for the three-month and nine-month periods increased by 1% and 8%, respectively, from the comparable periods in 1994. Operating expenses as a percentage of sales for the three-month and nine-month periods were 23% and 22%, respectively, compared to 25% and 24% in the comparable periods in 1994. These decreases are the result of operating expenses increasing at a lesser rate than sales increases experienced during those periods.

Interest Expense
         Interest expense increased 7% and 9% for the three-month and nine-month periods in 1995, over the comparable periods in 1994. The significant portion of the Company's borrowings are tied to the "prime" rate charged by the Company's bank, and that rate has increased by approximately 15% over 1994, resulting in increased interest expense. That increase has been partially offset by lower working capital borrowings primarily due to lower inventory levels.

Other Income
          Other income decreased by 89% and 46% for the three-month and nine-month periods in 1995, over the comparable periods in 1994. These decreases are due primarily to the recognition of a one-time capital gain on the sale of a 49% interest in the "Canoe Ridge Vineyard" brand name and goodwill associated with that name to a group of investors in September, 1994.

Minority Interest
     The Company currently has three ventures in which there is a minority interest. The "minority interest" in earnings (losses) of these ventures for the periods ended September 30, 1995, consisted of the following:


                                                                    Minority Interest in Earnings
                                                                              (Loss)
                                                                    -----------------------------
                                                                      3 Months         9 Months
                                                                        Ended            Ended
                                                         Minority     September        September
Venture                      Minority Owner                  %         30, 1995         30, 1995
-------                      --------------              --------     ---------        ---------
Edna Valley Vineyard (EVV)   Paragon Vineyard Co., Inc.     50%       $ 48,230         $ 182,815
CanoeCo Partners             CRVI                           50%        (11,854)          (26,720)
Canoe Ridge Winery (CRW)     Various                        49%        (24,891)           27,363
                                                                      --------------------------
                                                                      $ 11,485         $ 183,458
                                                                      ==========================

         The "minority interest" amount for EVV represents an increase of 37% from the comparable nine-month period in 1994 due primarily to higher sales of custom branded wines produced at EVV. The "minority interest" amount for CRW represents the results for its first full year of operation. Allocations to "minority interest" increase as income from EVV and CRW increases. The Company believes that EVV and CRW will continue to contribute significantly to its income, and hence that "minority interest" will continue, proportionately. An additional small factor in the "minority interest" calculation consists of the operations of the CanoeCo "Canoe Ridge" vineyard joint venture, which to date has produced small losses resulting primarily from interest expense on the growing crop due to be harvested later in the year.

                          The CHALONE Wine Group, Ltd.

SEASONALITY
         The Company's wine sales from quarter to quarter are highly variable because the exact dates when wines are released for sale vary from year to year. Sales are typically highest during the fourth quarter, because of heavy holiday sales and because most wines are released around the end of the third and beginning of the fourth quarters.

FINANCIAL CONDITION
         The Company's working capital decreased by $1,010,000 during the nine-month period ending September 30, 1995, to $16,126,000, due to normal capital expenditures, planned repayments of long-term debt and the net loss incurred.

         On October 25, 1995, the Company received $5,000,000 from the sale of stock (see SIGNIFICANT EVENT, below.) Those proceeds were used to reduce short-term borrowings under the Company's lines of credit. At November 10, 1995, the Company had lines of credit totaling $15,700,000 of which $8,440,000 had been drawn.

         The Company is not aware of any potential impairments to its liquidity and believes that its capital resources are adequate to meet the current and historic levels of capital expenditures and liquidity needs of the Company.

SIGNIFICANT EVENT
         Following a favorable vote from the Company's shareholders on October 25, 1995, the Company concluded a sale of stock to two of its largest shareholders, Domaines Barons de Rothschild (Lafite) ("DBR") and Summus Financial, Inc., of $5 million at $6.00 per share, provided equally by DBR and Summus. DBR and Summus will also receive an equivalent number of warrants to purchase additional shares at $8.00 per share. In addition, DBR converted its $12.4 million holding of debentures, at $7.00 per share, into 1.77 million shares of Chalone common stock.

         Additionally, effective October 1, 1995, Chalone exchanged substantially all of its existing ownership in DBR for a 23.5% partnership interest in Chateau Duhart-Milon, a classified fourth growth Bordeaux estate in Pauillac. DBR continues as the managing partner of Chateau Duhart-Milon.

                          The CHALONE Wine Group, Ltd.

                          PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         A Special Meeting of Shareholders was duly called and held at the Company's Napa, California, executive offices on October 25, 1995, to consider approval of a series of transactions between the Company and its two largest shareholders, Domaines Barons de Rothschild (Lafite) and Summus Financial, Inc., all pursuant to a certain Omnibus Agreement among the three said parties dated August 22, 1995. With the shares held by those two shareholders withheld from voting, the matter passed with the affirmative vote of 2,038,116 shares, as against 86,977 shares cast in opposition.

         A copy of the Omnibus Agreement, with its schedules and exhibits, is appended to this Report as Exhibit Two hereto.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.
         [1.] Financial Statements of Societe Civile de Duhart-Milon-Rothschild. [2.] Omnibus Agreement with Domaines Barons de Rothschild (Lafite) and
              Summus Financial, Inc., dated August 22, 1995.
         [27] Financial Data Schedule

     (b) Reports.
         An initial report on Form 8-K, dated May 9, 1995, was filed to report the parties' agreement in principle to the transactions ultimately embodied in the Omnibus Agreement discussed under Part II, Item 4, of this Report. Subsequent Forms 8-K/A, Amendments 1-3, were thereafter filed on August 1, August 2, and September 20, 1995, respectively, to report and update financial statements thereto.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   The CHALONE Wine Group, Ltd.


Dated:  November 14, 1995                          BY /s/ William L. Hamilton
                                                     ---------------------------
                                                     William L. Hamilton
                                                     Executive Vice President
                                                     and Chief Financial Officer