Form 10-K
period 1995-12-31
CHALONE WINE GROUP LTD
filed 1996-04-01
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   ( X )      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1995
                                       OR
  (    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-13406


                          The CHALONE Wine Group, Ltd.
             (Exact name of registrant as specified in its charter)

              California                             94-1696731
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)             Identification Number)

          621 Airpark Road
              Napa, CA                                    94558
(Address of principal executive offices)               (Zip Code)

                                 (707) 254-4200
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                            No par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X    No
                                     -------    -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 15, 1996, there were 2,795,278 shares of the Company's voting (no par value common) stock, with an aggregate market value of $25,506,912 held by non-affiliates. (For purposes of this required presentation, the registrant has deemed its directors, executive officers, and Domaines Barons de Rothschild (Lafite)to be affiliates, and has deducted the outstanding shares held by them collectively from the total of 7,590,246 shares issued and outstanding.)

                       Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of The Chalone Wine Group, Ltd. to be filed within 120 days after the end of registrant's fiscal year ended December 31, 1995 (the "Proxy Statement") are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Business.
     a. General Development of Business.
     The Chalone Wine Group, Ltd. (the "Company"), was incorporated under the laws of the State of California on June 27, 1969. It became a publicly-held reporting company as the result of an initial public offering in May of 1984. The Company is, to its knowledge, one of only two publicly-held U.S. corporations whose sole activity is in the production, marketing, and selling of premium-priced wines in the $10 per bottle and up categories.
     The Company produces, markets and sells premium white and red varietal table wines, primarily Chardonnay, Pinot Noir, Cabernet Sauvignon and Sauvignon Blanc. The Company operates five wineries, four located in different counties of California and the fifth located in eastern Washington State. The Company's California wines are made principally from grapes grown at its Chalone Vineyard and Carmenet Vineyard facilities, at vineyards owned by the Company's partner in the Edna Valley Vineyard joint venture, and, for the Company's Acacia Winery facility, from grapes principally grown at neighboring independent vineyards, plus a small vineyard one-half owned and managed by the Company. The Washington State winery's wines are made from grapes grown at a nearby vineyard one-half owned by the Company. The Company's wines are sold primarily in the premium-priced segment of the table wine market under the labels "Chalone Vineyard," "Edna Valley Vineyard," "Carmenet," "Acacia," and "Canoe Ridge Vineyard."
     In addition and as a result of an investment in the Company by Domaines Barons de Rothschild (Lafite) ("DBR"), the Company receives an allocation of the wines of DBR, including the wines of Chateau Lafite-Rothschild and Chateau Duhart-Milon ("Duhart-Milon"), to sell primarily to the Company's shareholders.

     Significant Event

     On April 26, 1995, the Company reached agreement in principle with its two largest shareholders, DBR and an affiliate of Richard C. Hojel, Summus Financial, Inc. ("Summus"), for the infusion of substantial new equity into the Company and a restructuring of the Company's operational relationship with DBR and its affiliated group of companies. On October 25, 1995, the transaction was approved at a Special Meeting of the Shareholders. The principal terms of the Agreement may be summarized as follows:
     1. DBR converted its $12.4 million principal amount of the Company's convertible debentures, at a conversion price of $7.00, into 1,769,143 shares of common stock
     2. The Company received a total of $4.5 million, net of expenses, in cash, contributed in equal amounts of $2.5 million by DBR and Summus, in return for the issuance to each of 416,667 units, each unit consisting of one share of common stock and one warrant for the purchase of one share of common stock, at a per-unit price of $6.00. The warrants, which have a five-year term, are exercisable at $8.00/share.
     3. The Company exchanged essentially all of its existing ownership in DBR for a 23.5% interest in Duhart-Milon, a Bordeaux wine-producing estate located in Pauillac, France, and an affiliated company of DBR. The effect of this element of the overall transaction was to convert an essentially passive 11.3% interest in DBR into an interest in an active, operating vineyard and winery operation.
     4. The Company retained one share of stock in DBR and will continue to hold one seat on DBR's board of directors (Conseil de Surveillance), with the Company's President continuing to fill that seat. DBR will review the Company's nomination to that seat on an annual basis.
     5. The Company's Board of Directors was increased from the current nine to eleven positions, with each of DBR and Summus given the right to designate a nominee to one of the newly created positions.
     6. DBR was released from its existing "standstill" restriction on increasing its ownership position in the Company, but with a commitment not to increase that position to over 49.9% of total shares outstanding, on a fully diluted basis, through December 31, 1999.

     b. Financial Information about Industry Segments.
     Although the Company operates five different wineries, and also distributes certain French, Chilean, Portuguese and Mexican wines and small quantities of domestic wines of other producers in the United States, the marketing and sales of all of the wines are handled on a consolidated basis, in all of the Company's distribution channels. Hence all of the Company's business is considered a single industry segment.

     c. Narrative Description of Business.

           Overview

     The Company owns, either wholly or in partnership with others, six wineries, five with related vineyards, in the United States and France. The specific ownership is as follows:

                                      %
             Property              Ownership        Form of Ownership                      Location
             --------              ---------        -----------------                      --------
      Chalone Vineyard              100.0%     Chalone Wine Group, Ltd.               Soledad, California
      Carmenet Winery               100.0%     Chalone Wine Group, Ltd.               Sonoma, California
      Acacia Winery                 100.0%     Chalone Wine Group, Ltd.               Napa, California
      Marina Vineyard (Acacia)       50.0%     Partnership                            Napa, California
      Edna Valley Vineyard           50.0%     Partnership                            San Luis Obispo
      Canoe Ridge Vineyard           50.5%     Limited liability corporation (LLC)    Walla Walla, Washington
                                                  (effective January 1, 1996)
      Chateau Duhart-Milon           23.5%     Partnership                            Pauillac, France

With the exception of Chateau Duhart-Milon (Duhart-Milon), the Company manages and operates all of the above properties, and consolidates the results of their operations. Unless otherwise indicated the term "Company", as used in this report, refers to The Chalone Wine Group, Ltd. and its consolidated subsidiaries. The Company accounts for its investment in Duhart-Milon using the equity method of accounting.
     Each of the five domestic wineries is in a separate "viticultural area." Viticultural areas are designations granted by the federal Bureau of Alcohol, Tobacco and Firearms to identify grape-growing areas distinguishable by their specific and definable geographic and climatic characteristics. Wineries may indicate a viticultural area on a bottle label only if 85% or more of the grapes used to produce the wine were grown in that viticultural area.
     All of the Company's wines are vintage-dated and the majority of its primary label wines are Estate Bottled. A vintage-dated wine is one produced wholly from grapes which were harvested, crushed and fermented in the calendar year shown on the label. The Estate Bottled designation may be applied only to wines made exclusively by one winery from grapes grown on land owned or controlled by the winery, all within a single viticultural area.
     The Company markets its wines, through specialty wine shops and grocery stores, fine restaurants, hotels and private clubs in 50 States, the District of Columbia, Puerto Rico and other islands in the Caribbean, Canada, England, continental Europe, Hong Kong and Japan, and directly from the wineries and through direct mail order sales in California and other states where legally permitted. In addition, the Company sells custom branded wines where the brand is owned by the purchaser.
     By growing and purchasing its grapes and producing its wines at five separate locations, the Company lessens the potential impact of any interruption or disruption of wine production at any one facility.
     A detailed description of the Company's properties and the operations at each is set forth at Item 2, Properties.

      Vineyard Practices

     The Company believes that the soils and climates of the vineyards from which it obtains its grapes are particularly suitable for the particular varieties of grapes grown at each of them. Like most mountain vineyards, Chalone Vineyard and Carmenet Vineyard typically produce lower yields of grapes than valley vineyards. The yield of grapes per acre from the Edna Valley vineyards of the Company's Joint Venture partner, which are located in a coastal valley, and the yields from the vineyards in the cool Carneros District of the Napa Valley, from which the Acacia wines are made, tend to be higher than at Chalone Vineyard and Carmenet Vineyard, but are still significantly lower than average for California. The Canoe Ridge Vineyard is being managed for a lower than average yield for Washington State.
     The Company believes that relatively low yields tend to enhance the varietal character of the grapes and improve the quality of the resulting wines. Chalone Vineyard and Carmenet Vineyard are farmed, pruned and drip-irrigated so as to produce a lower yield of grapes than the maximum which could be obtained. Similarly, the yields from the vineyards providing grapes to the Edna Valley, Acacia and Canoe Ridge wineries are maintained at lower levels than is typical of many other similarly situated vineyards.

      Agricultural Risks; Phylloxera

     Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, drought, frosts and certain other weather conditions can materially and adversely affect the quality and quantity of grapes available to the Company, thereby materially and adversely affecting the supply of the Company's products and its profitability.
     Many vineyards particularly in the Northern California area have been infested with phylloxera, a root louse that renders a vine unproductive within a few years following infestation. The current strain of phylloxera primarily affects vines of a certain type (referred to as "AXR1"). The Company's vineyard properties, with the exception of Carmenet Vineyard, are primarily planted to different and resistant varieties. Carmenet Vineyard does have a portion of its vineyard planted on AXR1 but, due to its isolated location, only a small area of the vineyard is presently affected and the Company expects to replant on resistant rootstock over the next five to ten years. However, there can be no assurance that the Company's existing vineyards or the rootstocks the Company is now using in its planting and replanting programs will not in the future become susceptible to current or new strains of phylloxera, plant insects, or diseases, any of which could adversely affect the Company.

      Winemaking Practices

     The winemaking practices used by the Company are derived from the traditional methods of France, adapted to the particular requirements of California. The Company believes that these methods, requiring a substantial amount of hand labor, produce the best wines. At the Chalone Vineyard and Edna Valley Vineyard facilities, the Company follows the traditional winemaking practices of the Cote d'Or in the Burgundy region of France. The wines are made from single grape varieties, principally Pinot Noir and Chardonnay. The winemaking practices at Acacia Winery, although differing in some degree from those at Chalone Vineyard and Edna Valley Vineyard, also follow Burgundian winemaking practices and produce wines from single grape varieties. At Carmenet Vineyard the Company follows the practices of the Medoc and Graves districts in the Bordeaux region of France, whose wines are generally made from a blend of varieties. The red wine made by Carmenet is a blend of Cabernet Sauvignon and varying amounts of Merlot and Cabernet Franc, and the Carmenet white wine is a blend of Sauvignon Blanc and Semillon. The wines produced at the Canoe Ridge Vineyard facility are Merlot, Cabernet Sauvignon and Chardonnay. The Canoe Ridge Merlot is a blend of 85% Merlot and 15% Cabernet Sauvignon, principally utilizing state of the art techniques with the goal of producing the finest Washington State wines.
     Each of the Company's wineries is directed and managed by its own winemaker Each of the wineries is designated a separate profit center, each with its own General Manager, who is in most instances the winemaker. All five wineries, including Canoe Ridge Vineyard, operate under the overall supervision of the Company's Vice President, Production.
     The Company imports 70% of its oak barrel requirements from both Burgundy and Bordeaux and are supplemented with oak barrels produced in the United States. The wine bottles used by the Company are made in the United States and France to the Company's specifications, and are closed with the finest quality imported corks, branded with the particular winery's name.
     The Company operates on the principle that winemaking is a natural process best managed with a minimum of intervention, but requiring the attention and dedication of the winemaker. The Company uses modern laboratory equipment and techniques to monitor the progress of each wine through all stages of the winemaking process.

      Wine Production and Wines

     The following table sets forth the wine production of the Company, for calendar years 1995, 1994, and 1993:


                                                                VINTAGE YEAR
                                 ---------------------------------------------------------------------------
                                           1995                      1994                        1993
                                 -----------------------    -----------------------     -----------------------
                                  Equivalent                  Equivalent                 Equivalent
                                   Number of    % of          Number of     % of          Number of    % of
                                     Cases       Total          Cases        Total          Cases       Total
                                 -------------  --------     ------------   --------    -------------  --------
         Chardonnay.............   126,500         59%         138,000         68%        126,800         65%
         Sauvignon Blanc........     6,000          3%           6,600          3%          7,100          4%
         Pinot Blanc............     7,600          4%           7,100          3%          6,700          4%
         Other white wines......     3,200          1%           2,500          1%          3,500          2%
                                 -------------  --------     ------------   --------    -------------  --------
             Total white wines..   143,300         67%         154,200         75%        144,100         75%
                                 -------------  --------     ------------   --------    -------------  --------
                                 -------------  --------     ------------   --------    -------------  --------
         Pinot Noir.............    27,300         13%          23,000         11%         23,300         12%
         Cabernet Sauvignon.....    25,500         12%          21,200         10%         16,600          9%
         Merlot.................    13,200          6%           7,400          3%          2,300          1%
         Other red wines........     4,400          2%           1,100          1%          6,100          3%
                                 -------------  --------     ------------   --------    -------------  --------
             Total red wines....    70,400         33%          52,700         25%         48,300         25%
                                 -------------  --------     ------------   --------    -------------  --------
                                 =============  ========     ============   ========    =============  ========
              Total production..   213,700        100%         206,900        100%        192,400        100%
                                 =============  ========     ============   ========    =============  ========

     The Company's wines are fermented and aged primarily in new and used barrels, before they are bottled. White wines are aged for between six and nine months and red wines for between nine and eighteen months after harvest. The wine is then bottled and stored for further aging. White wines are released between three months and two years after bottling, while red wines are released from one to three years after bottling.
     Although the Company's wines are ready to be consumed when sold, it generally takes from one to two years, or longer, for the wine to develop fully. The Company usually recommends that its white wines be cellared by the purchaser for one to five years, and its red wines from two to ten years, depending on the vintage and variety.
     The Company bottles its wines primarily under the "Chalone Vineyard," "Edna Valley Vineyard," "Carmenet," "Acacia," and "Canoe Ridge Vineyard" labels.
     The "Chalone Vineyard" label is known primarily for Chardonnay, Pinot Blanc and Pinot Noir. The Company has sold Chalone Vineyard Chardonnay , Pinot Blanc, and Pinot Noir since 1970. In addition, the Company bottles small quantities of Chenin Blanc under the Chalone Vineyard label. All wines sold under this label are produced from grapes grown by the Company at the Chalone Vineyard facility or under the Company's control at adjacent vineyards, and are Estate Bottled.
     The Company produces Chardonnay and Pinot Noir wines for the Joint Venture under the "Edna Valley Vineyard" label. The Company's first release of wines under the Edna Valley Vineyard label was approximately 359 cases of 1979 vintage Chardonnay, released in 1980. The majority of wines sold under the Edna Valley Vineyard label are produced from grapes grown by Paragon Vineyard Co., Inc. ("Paragon"), the Company's co-venturer in the Edna Valley Vineyard Joint Venture, and are Estate Bottled.
     The Company produces Chardonnay and Pinot Noir wines under the "Acacia" label. All grapes for the production of the Pinot Noir and approximately two-thirds of the grapes for the Chardonnay are acquired at competitive prices from various vineyards in the Napa Valley, in most cases pursuant to grape purchase contracts. The remaining Chardonnay grapes are grown on the 42 acre Marina Vineyard, a vineyard that surrounds the winery facility.
     The Company produces and markets Bordeaux-style "Meritage" red and white wines under the "Carmenet" label. The Carmenet red wine is made from Cabernet Sauvignon, Merlot and Cabernet Franc grapes grown at the Carmenet Vineyard facility, is Estate Bottled, and bears the "Sonoma Valley" viticultural area designation. Additionally, the Company produces a red wine under the "Carmenet Dynamite" label and is made from Cabernet Sauvignon grapes and bulk wine purchased from various vineyards in the North Coast area of California. The Carmenet white wine is made from Sauvignon Blanc and Semillon grapes purchased from Paragon under a grape purchase agreement and bears the "Edna Valley" designation.
     The Canoe Ridge Vineyard subsidiary, which commenced operations in 1994, produces Merlot, Cabernet Sauvignon and Chardonnay wines under the "Canoe Ridge Vineyard" label. The grapes for these wines are grown at the Company's vineyard in Benton County, Washington. The wines produced at this facility will, at least for the near future, bear the "Columbia Valley" viticultural area designation.
     In addition to its primary label wines, the Company bottles Chardonnay, Cabernet Sauvignon, and Pinot Noir under various custom brands.

      Imported Wines

     As a result of the Company's investment in Duhart-Milon of the Pauillac region of Bordeaux the Company receives an allocation of the wines of Duhart-Milon for sale in both the wholesale market and to the Company's shareholders. Additionally and as a result of investments by DBR in the Chalone Wine Group, which commenced in 1989, the Company receives an allocation of the wines of DBR, including the wines of Chateau Lafite-Rothschild and Chateau L'Evangile of the Pauillac and Pomerol regions of Bordeaux, respectively, and of Chateau Rieussec of the Sauternes region of Bordeaux, to sell primarily to the Company's shareholders. DBR also produces a Pauillac wine exclusively for the Company.

      Other Domestic Wines

     The Company markets the wines of Woodward Canyon, located in Washington State's Columbia Valley, and also markets the Rhone-Valley style wines of Jade Mountain, located in the Napa Valley.

      Marketing and Distribution

     The Company's five wineries, coupled with the wines of Duhart-Milon, are positioned in the higher end of the premium category (wines selling over $3 per bottle at retail.) The table below presents the price positioning of its labels across those categories:


{The following descriptive data is suppplied in accordance with Rule 304(d) of Regulation S-T}


                      Average Retail Price
   Winery                  Per Bottle         Price Range Per Bottle   Pricing By Premium Segments(1)
   ------             ---------------------   ----------------------   ------------------------------
Acacia                       $16.00               $10.00 to $40.00         Super to SuperUltra
Canoe Ridge Vineyard         $15.00               $13.00 to $18.00         Super to Ultra
Carmenet                     $18.00               $14.00 to $35.00         Super to SuperUltra
Chalone Vineyard             $22.00               $15.00 to $45.00         Ultra to SuperUltra
Edna Valley Vineyard         $15.00               $15.00 to $23.00         Ultra to SuperUltra
Chateau Duhart-Milon         $26.00               $25.00 to $40.00         SuperUltra

- ---------------
(1) Super-ultrapremium is a segment not generally used by the trade, but which the Company recognizes.

     SuperUltra        $20+
     Ultra             $14-$20
     Super             $7-$14
     Popular           $3-$7



     The Company's wines are marketed through specialty wine shops and grocery stores, selected restaurants, hotels and private clubs across the country and in certain overseas markets, through mailing list sales within California and elsewhere as permitted, and, in limited quantities, directly from the wineries. The Company does limited advertising, relying also on word-of-mouth recommendations, wine tastings and articles in various publications, and promotional activities by the Company to increase public awareness of its wines.
     The Company sells its wines through direct sales, independent distributors, brokers, and its mailing list. These various channels are employed as follows:

     Sales Outside California
     Sales of the Company's wines outside California, in other States and in the international market, are handled by carefully selected independent distributors. In 1993 the Company established a sales and marketing division, operating as Chalone Wine Estates, headed by the Company's Vice President, Sales, to supervise and coordinate this major component of the Company's business, as well as the Company's increasingly-important custom brands operations. Additionally, the Company employs, under the Chalone Wine Estates Vice President, a number of regional sales managers, working directly with the distributors in the particular region and their customers, on a regular, continuous basis.
     The Company's wines are marketed, outside of California, in 50 States, Puerto Rico, and the District of Columbia, and, internationally, in Bermuda and other Caribbean islands, Canada, England, continental Europe, Hong Kong and Japan. In 1995,

     Sales Within California
     Northern California Sales. Since January of 1988, Chambers & Chambers, Inc., Wine Merchants ("Chambers & Chambers"), has handled essentially all of the wholesale marketing of the Company's wines in Northern California, under an arrangement in which Chambers & Chambers acts in the capacity of broker. Chambers & Chambers also markets the Company's wines in Hawaii as a distributor.
     Southern California Sales. Utilizing its own sales force, the Company has direct responsibility for the sale of all of its wines in the large Southern California market.
     Shareholder Services. The Company offers its reserve wines, older wines and other special wines to its shareholders, currently numbering in excess of 10,000, as well as other consumers, directly from its centralized distribution center by phone or mail order. The Company sends two major offerings to all mail-order customers each year and frequent additional catalogs exclusively to and for our shareholders. Shareholders of the Company are afforded certain additional benefits, over those provided to mailing-list customers at large. Certain wines of limited production are offered only to shareholders. Beneficial owners of 100 shares or more of the Company's common stock are entitled to a 20%-30% discount from retail prices on all mail-order or other direct purchases from the

Company. The Company has also provided annual discounts to shareholders based on their sharholdings in the form of a Wine Dividend Credit. The Company confines direct mail shipments to purchasers with addresses in California and a handful of other States which have reciprocal cross-sale arrangements with the State of California, because of legal restrictions on direct retail sales in other States. Additionally, the Company typically provides for shareholders two or three travel programs a year to various wine-growing regions of the world. Recent trips have been to France, Chile, Australia, Portugal, and most recently to South Africa.

     Case Sales by Method of Distribution
     The following table sets forth case sales by the Company, by distribution method, for calendar years 1995, 1994, and 1993.

                                                1995                      1994                       1993
                                        ----------------------    ----------------------     ----------------------
                                         Equivalent                Equivalent                 Equivalent
                                         Number of     % of         Number of    % of         Number of      % of
                                           Cases        Total         Cases       Total         Cases        Total
                                        ------------   --------   -------------  --------    ------------   -------
  Independent distributors
       United States..................    108,831         40%        82,519         39%         62,300         36%
       International..................      8,457          3%         6,057          3%          9,015          5%
                                        ------------   --------   -------------  --------    ------------   -------
           Total distributors.........    117,288         43%        88,576         42%         71,315         41%
                                        ------------   --------   -------------  --------    ------------   -------
  Company direct
       California wholesale...........     70,330         26%        75,078         35%         76,028         43%
       Custom brands..................     63,442         24%        29,604         14%         12,616          7%
       Catalog and winery retail......     19,247          7%        19,562          9%         15,407          9%
                                        ------------   --------   -------------  --------    ------------   -------
           Total Company direct.......    153,019         57%       124,244         58%        104,051         59%
                                        ------------   --------   -------------  --------    ------------   -------
  Total...............................   270,307,        100%       212,820        100%        175,366        100%
                                        ============   ========   =============  ========    ============   =======

      Centralized Administration and Warehousing

     The five wineries operated by the Company are all supported by a central executive office which coordinates financial planning, administration, distribution and marketing. In February of 1993, the Company entered into a contract for the construction and long-term lease of a new building, of approximately 71,500 square feet, located in the Napa Airport Business Park, Napa County, California, to house both the Company's executive offices and a centralized distribution center from which all of the Company's wines are staged prior to being shipped into local markets. The Company utilizes a portion of the warehouse space for the storage of third-party wines. The lease has a 15-year term expiring November 2008, with a five-year extension option. Additionally, the Company utilizes warehouse facilities as needed in local markets.

      Competition

     The wine industry is highly competitive. In a broad sense, wines may be considered to compete with all beverages, including non-alcoholic beverages. However, the Company believes that its primary competitors consist of approximately 160 wineries in California, as well as a number of wineries in Washington and Oregon, which produce wines in the premium-priced segment of the table wine market. The Company's wines, including the wines of DBR, and others, distributed by the Company, also compete with imported wines, particularly those from the Burgundy and Bordeaux regions of France and, to a lesser extent, those of Italy, Chile, and Australia.
     The Company believes that the principal competitive factors in its wine industry segment are label recognition, product quality and price. The Company believes it generally competes favorably with respect to these factors. As production from all of its wineries continues to increase, however, the Company's future sales may be adversely affected by the competition described above and by competition from new market entrants.

      Employees

     On December 31, 1995, the Company had 85 full-time employees, of whom 40 were involved in grape-growing and winemaking and 45 in sales and administration. During the spring and summer, the Company adds approximately 11 to 16 part-time employees for vineyard care and maintenance and 70 to 90 part-time employees for the spring bottling. In the autumn, up to 50 additional part-time employees are hired for the grape harvest and another 15 for winery work.
     None of the employees of the Company, its subsidiary, or of either of the joint ventures are represented by a union. The Company believes that its and the joint ventures' wage rates and benefits are competitive with those of other companies in the industry and that its and the joint ventures' relations with their respective employees are excellent.

      Regulation; Permits and Licenses

     The production and sale of wine are subject to extensive regulation by various federal and state regulatory agencies, and the Company is required to maintain various permits, bonds and licenses to comply with the regulations of such agencies.
     In addition to the required winery permits and licenses, the Company holds federal importer's and wholesaler's permits and California importer's, beer and wine wholesale, and beer and wine retail (off-sale) licenses. Under these permits and licenses, the Company is authorized to import wines into the United States from foreign countries, to import wines into California from other states, and to warehouse and sell wines other than those of its own production. The Canoe Ridge Vineyard subsidiary holds its own winery permit and license.
     The Company's wines are subject to a federal excise tax, payable at the time of shipment to customers. This tax, which had for many years been $0.17 per gallon, was increased, effective January 1, 1991, to a maximum of $1.07 per gallon. In addition, all states in which the Company's products are sold impose varying excise taxes on alcoholic beverages.
     The Company believes it is in compliance with all currently applicable federal and state regulations.

      Trademarks

     CHALONE VINEYARD, CARMENET, and the ACACIA "A" plus DESIGN are federally registered trademarks owned by the Company. EDNA VALLEY VINEYARD is a federally registered trademark owned by Paragon and licensed exclusively to the Edna Valley Vineyard Joint Venture. In December of 1994 the Company received a Certificate of Registration for the CANOE RIDGE mark, and in January of 1995 filed an assignment of that federal registration to the Washington State subsidiary. The Company's principal marks are also registered in Japan, with the Japanese Patent Office.

      Seasonality

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for a discussion of the seasonal nature of the Company's business.

Item 2. Properties.

     The Company's principal winemaking are conducted at five locations, four in
California  and  one in  eastern  Washington.  The  following  table  shows  the producing acreage, by grape variety, at the various vineyards owned, in whole or in part, by the Company:
                                                                          At December 31, 1995
                                                                  -----------------------------------
                                                                   Producing    Unplanted     Total
                                                                   --------     ---------     -----
     Chalone Vineyard:
           Chardonnay............................................       101         --           101
           Pinot Noir............................................        37         --            37
           Pinot Blanc...........................................        30         --            30
           Chenin Blanc..........................................         7         --             7
           Unplanted.............................................      --            361         361
                                                                  -------------------------------------
                                                                        175          361         536
                                                                  -------------------------------------
     Carmenet Vineyard:
           Cabernet Sauvignon, Merlot, Cabernet Franc............        52         --            52
           Unplanted.............................................      --             25          25
                                                                  -------------------------------------
                                                                         52           25          77
                                                                  -------------------------------------
     Acacia Winery (including leasehold interest):
           Chardonnay............................................        41         --            41
           Unplanted.............................................      --              4           4
                                                                  -------------------------------------
                                                                         41            4          44
                                                                  -------------------------------------
     Canoe Ridge Vineyard (including minority interest):
           Cabernet Sauvignon....................................        32         --            32
           Merlot................................................        39         --            39
           Chardonnay............................................        30         --            30
           Unplanted.............................................      --             81          81
                                                                  -------------------------------------
                                                                        101           81         182
                                                                  -------------------------------------
                Total Acreage....................................       369          471         840
                                                                  =====================================

      Chalone Vineyard

     Chalone Vineyard is located on approximately 800 acres in Monterey County, California, approximately 1,500 feet above the floor of the Salinas Valley, in an 8,000-acre viticultural area called "Chalone." The soil is sparse, reddish volcanic rock underlain by limestone, and is similar to the soil found in Burgundy. The elevation of the vineyards provides natural protection against frost.
     The average annual rainfall in the area is 14 inches. The Company supplements the annual rainfall with a drip-irrigation system fed by a ten-million gallon reservoir. The Company's reservoir was historically filled from wells drilled by the Company, by water piped from an adjoining parcel of land under an oral agreement with the property owner, and in occasional exceptionally dry years by water piped, by temporary pipeline, from the Salinas Valley Floor. In 1987 the Company completed installation of a permanent waterline from the Salinas Valley floor to the vineyard premises, and in 1988 concluded the necessary easements and successfully drilled a well with sufficient water for the vineyard's current and anticipated future needs.
     In 1985, the Company installed an electrical power line from a Pacific Gas & Electric Co. ("PG&E") terminus outside of Soledad on the Salinas Valley floor to the Chalone Vineyard premises. The Company owns the approximately seven-mile-long line and holds recorded easements from each of the traversed landowners for the power line right-of-way. The Company has undertaken to maintain the line at its expense, but has reserved the right to enter into discussions with the traversed landowners regarding a possible annual user fee if maintenance costs are disproportionately high. PG&E has an option to purchase the line at its fair market value.
     Chalone Vineyard was originally established in the early 1920's and is the oldest commercial vineyard in Monterey County. The Company has produced premium wines from Chalone Vineyard since 1969, when it acquired the property from a predecessor corporation which had produced wines since 1966 under the direction of Richard H. Graff, the Company's Chairman of the Board.
     The present Chalone Vineyard winery was constructed in 1974 with approximately 13,000 square feet of space, including 5,000 square feet of underground cellars for wine fermentation and aging in barrels, and with an annual production capacity of approximately 15,000 cases of wine. Through a succession of expansions commenced in 1985, including the addition of approximately 3,500 square feet of caves for barrel storage, the winery's current production capacity has been brought to approximately 35,000 cases. The winery also includes a tasting-room and dining facilities for private parties.
     The Company produces primarily Chardonnay and Pinot Noir at this facility and markets these wines under the "Chalone Vineyard" and "Gavilan" labels.

      Carmenet Vineyard

     Carmenet Vineyard consists of approximately 300 acres in Sonoma County, California, located in the "Sonoma Valley" viticultural area. Approximately 52 acres are producing vineyard, planted to Cabernet Sauvignon (44 acres), Merlot (five acres) and Cabernet Franc (two acres).
     The vineyards are situated in the Mayacamas Mountains just north of the town of Sonoma, at an elevation of about 1,200 feet. The grapevines grow on steep hillsides in rocky, well-drained soil, and range up to 12 years in age. The average annual rainfall is 30 inches. The Company has drilled two wells which provide sufficient water to supplement the annual rainfall. All of the vines are drip-irrigated. As at Chalone Vineyard, the elevation of Carmenet Vineyard provides natural protection against frost.
     The barrel-storage caves, comprising approximately 15,000 square feet, consist of four large chambers with interconnecting passageways, all bored into the solid rock hillside behind the fermentation building. The caves at Carmenet provide the proper environment for aging wine in barrels without artificial temperature control. The winery has an annual production capacity of approximately 32,000 cases. The upper story of the winery tower contains a reception area and dining facilities for customers and guests.
     The Company principally produces Bordeaux-style red and white wines at this winery and markets these wines under the "Carmenet" label.

      Edna Valley Vineyard

     The Edna Valley Vineyard Joint Venture was established in April 1980 between the Company and Paragon. Initially established for a 10-year first term with a 10-year renewal option, effective January 1, 1991, the Company and Paragon entered into a set of agreements to convert the Joint Venture into a "permanent partnership" of unlimited duration. A significant element of the transaction was the purchase by the Company of an option for $1,017,174 (with $175,439 remaining due in 1997) giving it the right to convert the limited-term venture into the permanent relationship upon final payments to Paragon of $200,000 in 1998 and 1999 and $4,500,000 in 2000. At this time, the Company plans to exercise this option and make all payments required through 1997. The Company believes that the cash-flow from the Venture will be sufficient to fund most, if not all, of the option and additional payments through 1999, as well as a portion of the final payment in 2000. The Company is continuing to monitor the Joint Venture's performance and evaluate whether expected future profitability and cash flows are sufficient to warrant continued investment in the venture and ultimate exercise of the option. Should the Joint Venture's performance deteriorate, management may decide not to make the additional payments required under the option.
     The Company produces and markets wines for the Joint Venture from grapes purchased from Paragon under the terms of a grape purchase agreement between Paragon and the Joint Venture. The winery, located at the site of the Paragon vineyards, was built by Paragon and, until 1991, was leased to the Joint Venture. With the Company's purchase of a half-interest in the winery, in 1991, the winery lease was terminated. The parties lease the property on which the winery sits under a ground lease from Paragon.
     The Edna Valley Vineyard winery is situated in San Luis Obispo County, in the "Edna Valley" viticultural area, a coastal valley bounded to the north and south by low mountain ridges. The area has a cooler climate than surrounding areas, and the vineyards have well-drained alluvial soil. Paragon has installed frost-protection equipment in its vineyards.
     As was true previously, under the terms of the 1991 Joint Venture Agreement the Company has responsibility for managing the operations of the Joint Venture, and receives a management fee to cover administrative costs. The Company also receives a commission on all sales of Edna Valley Vineyard wines.
     Paragon and the Company share equally (after adjustment for Partners' varying bases in an asset contributed to the Joint Venture) in the net profits and losses of the Joint Venture. A six-member review committee (three representatives from each Joint Venture partner) decides whether profits will be distributed and whether further contributions of capital are required. Any further contributions of capital, if required, are to be borne equally by Paragon and the Company.
     Under  the terms of the  grape  purchase  agreement,  Paragon  sells  fixed
quantities  of  Chardonnay  and  Pinot  Noir  grapes,   and  occasionally  small
quantities of other varieties, to the Joint Venture, at prices calculated by reference to the average of the prices paid for those varieties in Napa, Sonoma and Mendocino Counties during the preceding year, as reported by the California Department of Agriculture, with adjustments depending on the sugar content of the grapes supplied. The grape purchase agreement provides that the grapes supplied by Paragon are to be harvested from areas of Paragon's Edna Valley vineyards which are jointly selected by Paragon and the Company.
     Paragon's Edna Valley vineyards comprise approximately 600 acres, planted to several varieties of grapes. Approximately 150 acres are planted to Chardonnay and 45 acres to Pinot Noir. The Joint Venture purchases the majority of the annual harvest of these two varieties. Paragon also grows Sauvignon Blanc and Semillon grapes, most of which are purchased by the Company under a separate grape purchase agreement, for the production of Carmenet white wine at the Carmenet Vineyard winery. The grapevines were planted in 1972 and all are drip-irrigated. The average annual rainfall at Edna Valley Vineyard is 24 inches. Paragon has drilled seven wells to supplement the annual rainfall. Although the water from the wells tends to be high in dissolved salts, it is satisfactory for use in drip-irrigation during years of normal rainfall.
     The Edna Valley Vineyard winery is approximately 24,000 square feet in size, including 10,000 square feet of underground cellars for wine fermentation and aging in barrels. The winery has an annual production capacity of approximately 58,000 cases. In the 1991 agreements the Joint Venture partners undertook to consider increasing the winery capacity, over time, and to increase the volume of grape purchases from Paragon and the Joint Venture's annual wine production proportionately. That process scheduled to commence in 1996.
     The wines produced at this facility are principally Chardonnay and Pinot Noir, which are marketed under the "Edna Valley Vineyard" label.

      Acacia Winery

     In July of 1986, the Company acquired substantially all of the operating assets of Acacia Winery, located in the Carneros District of the Napa Valley, in Napa County, California. The purchase included the winery building and winemaking equipment previously owned by Lakeside Winery ("Lakeside"), a California limited partnership which had owned and operated Acacia Winery since its inception in 1979, and included a ground lease for the land on which the winery is situated, obtained from Vista de los Vinedos ("Vista"), a partnership whose partners were Lakeside and two individuals, Mr. and Mrs. Henry Wright ("the Wrights"). The ground lease has an initial term ending December 31, 1996, and is renewable for two additional ten-year terms.
     Vista also owned, at the time of the Acacia Winery purchase, approximately 41 acres of producing vineyard surrounding the Acacia Winery complex, known as the Marina Vineyard. As a part of the Acacia purchase, the Company entered into long-term contracts with Vista for the management of the Marina Vineyard and for the purchase of its annual grape crop. The Company also obtained rights of first refusal for the purchase of the Vista assets and alternatively for the purchase of Lakeside's 50% interest in Vista.
     In July of 1988, the Company exercised its right of first refusal for Lakeside's interest in Vista, acquiring that interest for approximately $1.174 million, in cash. In cooperation with the Wrights, the Vista partnership was then dissolved and the real property (the Marina Vineyard plus the acreage under the winery) conveyed into co-tenancy, pursuant to a tenancy in common agreement. The grape purchase and vineyard management agreements were extinguished and replaced by a long-term vineyard lease of the Wrights' half-interest in the Marina Vineyard, effective retroactively to January 1, 1988. The ground lease for the winery parcel was also modified to reflect the new ownership structure, with a similar effective date.
     Under the terms of the tenancy in common agreement the Wrights have the right at any time on or after January 1, 1998, to "put" their half-interest in the real property to the Company and, if the Company declines to purchase, to have the entire property listed for sale to a third party.
     The vineyard lease is for a single thirty-year term, expiring December 31, 2017 (subject to a 5-year "tail-off" period in the event of a sale of the property to a third party). The annual rental, which was fixed with regard to the price of premium quality Carneros District Chardonnay grapes, was $82,500 for 1988, increasing by 5 per cent per annum through 1997, and thereafter fixed according to a formula similarly based on Carneros Chardonnay grape prices.
     The Marina Vineyard is planted entirely to Chardonnay grapes. The majority of the vines were planted in the mid-1970's, although significant replanting on new root-stock was undertaken in early 1980s. The vineyard is not frost-protected but to date has not experienced any significant losses due to frost damage. The vineyard is irrigated from a 22-acre-foot reservoir located on the property. The vineyard and winery are within both the "Carneros" and the "Napa Valley" viticultural areas.
     As a result of expansion completed in 1991, the Acacia Winery has an annual production capacity of approximately 50,000 cases. The winery has modest tasting-room and dining facilities.
     The wines produced at Acacia Winery are principally Chardonnay and Pinot Noir, which are marketed under the "Acacia" and "Caviste" labels.

      Canoe Ridge Vineyard Properties

     In September of 1990, the Company acquired a 50% interest in a small vineyard located on what is called "Canoe Ridge," in eastern Washington State (Benton County), through the formation of a joint venture ("CanoeCo Partners") with a small, privately-held company known as CRVI. The CanoeCo property consists of approximately 275 acres, of which approximately 100 acres are now planted, in roughly equal proportions of Merlot, Chardonnay, and Cabernet Sauvignon grapes. The vineyard is located at an altitude of approximately 800 feet on the eastern slope of the Canoe Ridge overlooking the Columbia River. Although temperatures during the winter months can fall below freezing, the vineyard's altitude, easterly exposure, and appropriate viticultural practices reduce the potential of freeze damage. The vineyard is irrigated with water from the nearby Columbia River under an agreement with an adjoining farm that is owned by several of the CRVI shareholders, one of whom is the on-site vineyard manager.
     In the summer of 1994 the Company established the Canoe Ridge Vineyard winery, in the historic "Walla Walla Valley Railroad" engine-house building, recently renovated for the purpose. Subsequently the Company formed a Washington State subsidiary corporation, Canoe Ridge Winery, Inc., dba Canoe Ridge Vineyard
(CRW), to become the winemaking entity. The Company holds a 51% interest in this new corporation and a group of some 40 Washington residents collectively holds the remaining 49%. The subsidiary acquired from the Company all of the winemaking equipment and supplies, all interest in the trade name CANOE RIDGE, and, consistent with regulatory requirements, all inventory on hand. It also assumed the lease for the winery building.
     The lease is for a five-year term, with two five-year renewal options. The monthly rent is $1,600 on a triple net basis, for the first five-year term, subject to ordinary escalation for the renewal terms. The landlord is a small partnership which is also one of the shareholders of the winery company. The building itself, located in downtown Walla Walla, is approximately 9,000 square feet in dimension. An additional small building, which will in due course serve as office and tasting-room, is currently under construction. Ultimate annual wine production is projected to be 25,000 cases, divided between Merlot and Chardonnay, with small amounts of Cabernet Sauvignon.
     The vineyard and winery are both located in the "Columbia Valley" viticultural area. At a future point in time it is contemplated that an application will be made to the Bureau of Alcohol, Tobacco and Firearms, jointly with the owner of the remainder of the Canoe Ridge vineyard locale, to establish a smaller viticultural area called "Canoe Ridge."
     In early 1996, both vineyard and winery operations were merged into a new, Washington State limited liability company, Canoe Ridge Vineyard, L.L.C. As a result of its prior holdings in CanoeCo Partners and CRW, the Company holds a 50.5% membership interest in the new company, 25% directly and 25.5% indirectly through CRW, which in the reorganization process became a wholly-owned subsidiary of the Company. The remaining membership interests are held by the Company's partner in CanoeCo, CRVI (25%), and the former individual shareholders of CRW (now formed into another, separate limited liability company) (24.5%). Management of Canoe Ridge Vineyard, L.L.C., is reposed in a group of nine Member Delegates, five designated by the Company and four by the 49.5% minority interests.
     Applications for requisite alcoholic beverage permits and licenses, to permit the new company to operate as a bonded winery in its own right, are pending.

      Duhart-Milon

     As described above, effective October 1, 1995, the Company exchanged all of its existing ownership in DBR for a 23.5% interest in Duhart-Milon. The remaining 76.5% of Duhart-Milon is owned by DBR. Duhart-Milon is a wine producing property located in Paulliac in the Medoc region of Bordeaux in France. The property consists of approximately 166 acres of producing vineyards, contiguous to the vineyards of Chateau Lafite-Rothschild, and winemaking facilities  located  in the  town of  Paulliac.  In 1855 the  French  Government classified  the top 62  wine-producing  estates in the medoc  region of Bordeaux
(out of over 400 such estates) into five growths based on their perceived quality, with first growth being the best. Under the classification system Duhart-Milon is rated as a fourth growth estate. The average annual production has in recent years been approximately 35,000 cases and is sold under the Chateau Duhart-Milon and Moulin de Duhart labels. Duhart-Milon employs approximately 24 employees. DBR purchased the property in 1962. Financial Statements for Duhart-Milon are included as an Exhibit to this report.

Item 3. Legal Proceedings.
     There are no material legal proceedings pending to which the Company or either of the Joint Ventures is a party nor to which any property of any of them is subject, nor does the Company's management know of any such action being contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Company held a special Meeting of Shareholders at the Company's executive offices, 621 Airpark Road, Napa, California, on October 25, 1995. In attendance, in person or by proxy, were 3,261,468 shares, or, approximately 65.6% of total shares outstanding. The only matter voted upon at the Special Meeting was the approval of transactions with Domaines Barons de Rothschild (Lafite) and Summus Financial, Inc., et al., pursuant to the terms of an Omnibus Agreement dated August 22, 1995 (see Item 1(a) Significant Event), with
2,247,416 shares voting for, 86,977 shares voting against and 927,075 shares abstaining or subject to broker non-votes.

Executive Officers of the Registrant

         The following persons were executive officers of the Company as of March 27, 1996.

         Name                    Position(s)                                Age
         ----                    -----------                                ---
         W. Philip Woodward      President, Chief Executive                  56
                                 Officer, and Director

         William L. Hamilton     Executive Vice President, Chief             51
                                 Financial Officer, Assistant
                                 Secretary, and Director

         Larry M. Brooks         Vice President, Production, and             45
                                 Managing Director, Acacia Winery

         Robert B. Farver        Vice President, Sales                       39


     b.  Business Experience of Executive Officers
         W. Philip Woodward. Mr. Woodward joined the Company as Vice President and Chief Financial Officer in 1972 and in December of 1974 became its President and Chief Executive Officer. He continued as Chief Financial Officer until October of 1983. He has overall responsibility for all aspects of the Company's operations. He is a director of Domaines Barons de Rothschild (Lafite) ("DBR"), in which the Company holds an interest, a director of the Northern Trust Company of California, director of Hog Island Oyster Company, Inc., and President and a director of the Marin Theatre Company. He was a purchaser in the 1994 private placement of the Company's stock referred to under "Significant Event" in Item 1 and in the 1993 private placement transaction referred to under Item 13, Certain Relationships and Related Transactions. He has been a director of the Company since October of 1972.
         William L. Hamilton. Mr. Hamilton joined the Company as Chief Financial and Administrative Officer in September of 1985. In November of 1986 his title was changed to Vice President, Finance and Administration, and he was also appointed Assistant Secretary. In February of 1996 he was appointed Secretary. In September of 1990, he was appointed Executive Vice President of the Company. He is a trustee of the Marin Community Foundation. He has been a director of the Company since April of 1986.
         Larry M. Brooks. Mr. Brooks joined the Company in 1986 as Winemaker of Acacia Winery following the acquisition of Acacia Winery in 1986, where he had been the Winemaker since Acacia's founding in 1979. In 1992 his title was changed to Managing Director and Winemaker of Acacia Winery. In 1993 his title was changed to include Vice President, Production.
         Robert B. Farver. Mr. Farver joined the Company in 1990 as the Regional Sales Manager for the Northeast United States. In 1994 his title was changed to Director of National Sales and Marketing. In February of 1996 his title was changed to Vice President, Sales.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters. The Company's common stock has been traded in the over-the-counter market since the Company's initial public offering on May 18, 1984, and is listed in the NASDAQ National Market System, under the symbol "CHLN." The following table sets forth the high and low closing quotations for the stock for each quarter during the past three years, as reported by NASDAQ. The prices reflect inter-dealer quotations without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.
              Period                                          High       Low
              ------                                          ----       ---
              1994
                   First quarter........................      6.50      4.75
                   Second quarter.......................      6.00      4.75
                   Third quarter........................      6.50      5.25
                   Fourth quarter.......................      6.50      5.83
              1995
                   First quarter........................      8.00      5.75
                   Second quarter.......................      7.88      6.63
                   Third quarter........................      7.75      6.50
                   Fourth quarter.......................      9.38      6.25
     On March 15, 1996, the closing price for the common stock was $9.13 per share. During 1995, the average weekly trading volume of the stock was approximately 18,000 shares.

     b. Holders of Record.

     As of March 15, 1996, there were approximately 5,184 holders of record of the Company's common stock.

     c. Dividends.

     The Company has not paid any cash dividends to and does not anticipate declaring or paying cash dividends in the immediate future.
     Under the Company's loan agreements with its bank, the Company may not, without the bank's consent, pay dividends while indebtedness under the agreements remains outstanding. Under the terms of the Company's convertible subordinated debentures, the Company is restricted from paying dividends in excess of 50% of its aggregate net income.

Item 6. Selected Financial Data.
     The  following  selected  consolidated  financial  data for the years ended
December 31, 1995, 1994, 1993, 1992, and 1991, are derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements and notes thereto included at Item 8 of this Report.

                                              SELECTED FINANCIAL DATA
                                       (in thousands except per-share data)

                                                                Year Ended December 31,
                                            ------------------------------------------------------------------
                                                1995          1994         1993         1992         1991
                                                ----          ----         ----         ----         ----
Statement of Operations Data:
      Net revenues......................... $   25,032     $  20,515   $   17,824   $   16,792    $  14,951
      Gross profit.........................      8,792         7,504        6,395        6,309        6,855
      Selling, general and administrative
            expenses.......................      5,374         4,633        4,432        4,610        4,119
      Operating income.....................      3,418         2,871        1,963        1,699        2,736
      Other expense........................     (2,681)       (2,561)      (2,482)      (2,494)      (2,144)
      Equity in net income of Duhart-Milon          74          --           --           --           --
      Minority interest....................       (357)         (188)        (372)        (269)        (429)
      Net earnings (loss)..................        207            20         (691)        (741)          58
      Earnings (loss) per common share.....        .04           .00         (.16)        (.19)         .02

Balance Sheet Data:
      Working capital......................     22,072        17,136       15,291       11,606       13,349
      Total assets.........................     72,569        72,225       72,078       70,413       67,928
      Long-term obligations................     13,477        26,425       27,387       30,418       31,944
      Shareholders' equity.................     41,382        24,199       22,699       17,030       17,081

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes presented at
Item 8 of this report and in conjunction with the Selected Financial Data presented under the preceding Item 6. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

      Results of Operations

     The following table sets forth the selected financial data as a percentage of total wine sales for the years indicated:

                                                              1995     1994      1993      1992     1991
                                                              ----     ----      ----      ----      ----
         Revenues.........................................    100%     100%      100%      100%      100%
         Gross profit.....................................     35%      37%       36%       38%       46%
         Selling, general and administrative
              expenses....................................     21%      23%       25%       27%       28%
         Operating income.................................     14%      14%       11%       10%       18%
         Other expense....................................    (11%)    (12%)     (14%)     (14%)     (15%)
         Equity in net income of Duhart-Milon                   0%      --        --        --        --
         Minority interest................................     (1%)     (1%)      (2%)      (2%)      (3%)
         Net earnings (loss)..............................      1%       0%       (4%)      (4%)       0%

Wine Sales
     Sales for the year ended December 31, 1995, increased by 22% over the comparable period in 1994, representing the twelfth consecutive year of increased sales. This increase was due to unit increases at all five of the Company's properties as well as from wines imported and distributed by the Company. As in 1994 sales outside of California showed the most robust activity, with California sales again remaining essentially flat. The Company's custom brands program also contributed to the increase in sales in 1995 with an increase of over 114% over the comparable period in 1994. Management believes this program, which accounted for 24% of the Company's unit sales and 12% of its revenues in 1995, will not increase in the foreseeable future, due to a shortage of acceptable fruit, primarily due to a state-wide small harvest in 1995.
     Sales for the year ended December 31, 1994, increased by 15% over the comparable period in 1993, representing the eleventh consecutive year of increased sales. This increase was due to unit increases at all four of the Company's California properties as well as from wines imported and distributed by the Company. Geographically, sales outside of California showed the most robust activity, with California sales remaining essentially flat. The addition of two sales representatives in January, 1994, covering territory outside of California, had a positive effect on sales activity in these areas in 1994, and management believes that trend will continue in 1995 and beyond.
     Sales in the California market have historically represented approximately 38%, 45%, and 52% of total wholesale sales (excluding custom brands) for 1995, 1994, and 1993, respectively, while 40% would be considered more typical for the industry during these periods. For that reason management believes that unit sales in California will remain relatively flat with most future growth occurring in markets outside of California.

Gross Profit
     Gross profit was $8,791,929 for the year ended December 31, 1995, increased from $7,503, in 1994. This increase of 17% was due to the increased sales activity discussed above. Gross profit as a percent of sales for the twelve month period ended December 31, 1995 declined to 35% from 37% in the comparable period in 1994. This decrease is attributable to the change of product mix to lower margin wines, most notably the custom brands program discussed above.
     Gross profit of $7,503,799 for the year ended December 31, 1994, increased from $6,395,104 in the comparable period in 1993. This increase of 17% was due to the increased sales activity discussed above, and enhanced, in part, by higher realizations at Acacia, Edna Valley Vineyard and Chalone Vineyard.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the year ended December 31, 1995, increased approximately 16% from 1994. This increase was largely attributable to increases in sales and marketing expenses and employee compensation associated with increased sales levels. Selling, general and administrative expenses as a percentage of sales for the year ended December 31, 1995, declined to 21%, the lowest level in the Company's history, from 22% in 1994, due to expenses increasing at a slower rate than sales during that period, a trend management believes will continue in the future.
     Selling, general and administrative expenses for the year ended December 31, 1994, increased approximately 5% from the comparable period in 1993. This increase was largely attributable to increases in sales and marketing expenses, including the full-year expenses of a head of the sales and marketing division of the Company, Chalone Wine Estates, added in July, 1993. These increases were offset in part by the reduction in administrative overhead including facilities costs and a decrease in personnel costs. Selling, general and administrative expenses as a percentage of sales for the year ended December 31, 1994, declined to 22% from 24% for the comparable period of 1993, due to expenses increasing at a slower rate than sales during that period.

Operating Income
     Operating income for the year ended December 31, 1995 increased 19% over 1994. This increase was due to higher gross profits and lower selling, general and administrative expenses, as a percentage of sales, over 1994, both discussed above.
     Operating income for the period ended December 31, 1994 increased 46% over the comparable period in 1993, the largest increase in operating profit ever recorded by the Company. This increase was due to higher gross profits and lower selling, general and administrative expenses, as a percentage of sales, over the comparable period in 1993, both discussed above.

Other Income (Expense)
     Interest expense for the year ended December 31, 1995 remained essentially unchanged at $2,778,748 from 1994. Interest on higher short-term borrowings during the first nine months of 1995 was offset by the reduction in both short-term and long-term borrowing in the fourth quarter of 1995, made possible by the addition of $4,500,000 in new equity and the conversion of $12,384,000 of convertible debentures to equity at the end of October, 1995 (see Liquidity and Capital Resources, below.)
     Interest expense for the year ended December 31, 1994 increased to $2,752,781, an increase of 3% from 1993. This increase resulted primarily from higher interest rates on the short-term borrowings, offset, in part, by the reduction in both short-term and long-term borrowing made possible by the addition of $1,476,217 in new equity during 1994.

Equity in Net Income of Duhart-Milon
     Effective October 1, 1995, the Company exchanged essentially all of its 11.3% ownership interest in DBR for a 23.5% interest in Societe Civile Chateau Duhart-Milon. The effect of this transaction was to convert an essentially passive 11.3% interest in DBR into an interest in an active, operating vineyard and winery operation accounted for using the equity method of accounting. The Company's 23.5% equity interest in Duhart-Milon's net income for the three months ended December 31, 1995, was $74,109.

Minority Interest
     The  Company  currently  has three  ventures  in which  there is a minority interest.  The "minority  interest" in earnings  (losses) of these  ventures for three years ended December 31, 1995, consisted of the following:
                                                                             Twelve Months Ended December 31,
                                                                       --------------------------------------------
     Venture                Minority Owner                 Minority %       1995           1994          1993
     -------                --------------                 ----------       ----           ----          ----
     Edna Valley Vineyard   Paragon Vineyard Co., Inc.      50%        $    332,654   $    219,321   $    372,386
     CanoeCo Partners       CRVI                            50%               5,687        (31,495)        --
     CRW                    Various                         49%              18,766            100         --
                                                                       -------------  -------------  --------------
                                                                       $    357,107   $    187,725   $    372,386
                                                                       =============  =============  ==============

     The minority interest in earnings for Edna Valley Vineyard during 1995 represents an increase of 52% from 1994, and was due to higher unit sales and the resulting higher profits for the period. The minority interest earnings at CanoeCo result from the 1995 harvest being the first with average vineyard yields levels. CRW had its first complete year of operation in 1995, but had only limited amounts of wine to sell, resulting in a small profit.
     The minority interest in earnings for Edna Valley Vineyard in 1994 a decrease of 30% from 1993, and was due to lower unit sales and the resulting lower profits for the period. The "minority interest" in net losses at CanoeCo for 1994 represent the losses incurred due to the lower-than-average vineyard yields levels, and the resulting higher costs per ton of grapes yielded, typical in the early years of a vineyard's development. CRW only operated in the last two months of 1994, and consequently had a small loss.
     The Company believes that Edna Valley Vineyard will continue to contribute significantly to its income, and hence that this minority interest will continue to increase in the future. Effective January 1, 1996, CanoeCo and CRW merged into one new Company, Canoe Ridge Vineyard LLC, which the Company owns 50.5%. Management believes that the merged entity will contribute significantly to its income, and that the minority interest will, therefore, continue to increase. Net Earnings
     The net earnings for the year ended December 31, 1995, of $206,607 represents a 924% increase over the comparable period in 1994. This improvement was due to higher operating income, and the addition of equity in the earnings of Duhart-Milon, both discussed above.
     The net earnings for the year ended December 31, 1994, of $20,184 represents a $710,963 improvement over the loss incurred in 1993. This improvement was due to higher operating income, discussed above.

Seasonality
     The Company's wine sales from quarter to quarter are highly variable because the exact dates when wines are released for sale vary from year to year. Sales are typically highest during the fourth quarter, because of heavy holiday sales and because most wines are released around the end of the third and beginning of the fourth quarters.

Liquidity and Capital Resources
     The Company's working capital increased by $4,936,000 in the year ended December 31, 1995. This increase was primarily due to the sale in October 1995, of 833,333 restricted shares of its common stock and a like number of warrants for consideration, net of expenses, of $4.5 million. This new equity and the conversion of $12.4 million in convertible debentures into equity in 1995 reduced the Company's total debt by approximately $17.0 million.
     Wine sales have historically provided sufficient revenues from operations to sustain the Company's on-going operational financial requirements except during grape harvesting, when the Company has relied on short-term borrowings to finance grape purchases and the increased seasonal payroll. Major capital projects such as the expansion of the facilities at Chalone Vineyard, Carmenet Winery, and Acacia Winery, and the acquisition of Marina and Canoe Ridge Vineyards, have been funded with proceeds from two public offerings of the Company's common stock, sale of 49% of the equity in the Canoe Ridge Winery corporation, debenture issuances in 1985 and 1989, and various bank borrowings.
     As more fully discussed in Notes I and F to the Company's Consolidated Financial Statements, the Company's presently anticipated long term capital requirements include $5,498,400 principal amounts of term loans due during 1996, $4,500,000 to be paid in 2000 in connection with the expected exercise of the Edna Valley Vineyard option and repayment of the remaining $8,500,000 principal amount of debentures due in April 1999 (as reduced by the principle amount of debentures converted into common stock at the applicable conversion price prior to that time). The Company expects to renew its term loans during 1996 for a period of one year from the current maturities, with interest rate basis, spread and principal payments to remain unchanged and, depending on market conditions at maturity, to fund the Edna Valley Vineyard option and debenture payments from cash flow, additional bank borrowings, debt or equity placements, asset sales or other means.
     The Company currently has operating lines of credit of $15,700,000. As of March 15, 1996, $8,637,157 was drawn on those lines.

Item 8. Financial Statements and Supplementary Data.

                          THE CHALONE WINE GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
     CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets...................................    20
           Consolidated Statements of Operations.........................    21
           Consolidated Statements of Changes in Shareholders' Equity....    22
           Consolidated Statements of Cash Flows.........................    23
           Notes to Consolidated Financial Statements....................    24

     INDEPENDENT AUDITORS' REPORT........................................    34

                          THE CHALONE WINE GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                         December 31,
                                                                             ----------------------------
                                                                                   1995             1994
                                                                             -----------     -----------
Current assets
     Cash                                                                    $    31,959     $    69,981
     Accounts receivable, less allowance for doubtful accounts of $25,550
         and $17,450......................................................     7,652,717       4,509,134
     Note receivable from officer.........................................        99,996          --
     Inventories..........................................................    27,499,273      29,422,037
     Prepaid expenses.....................................................       199,210         209,321
     Deferred income taxes................................................       166,699         311,540
                                                                             -----------     -----------
         Total current assets.............................................    35,649,854      34,522,013
     Investment in Chateau Duhart-Milon...................................    12,058,636            --
     Investment in Domaines Barons de Rothschild (Lafite).................         --         12,524,077
     Property, plant and equipment - net..................................    19,864,865      20,443,994
     Goodwill and trademarks, less amortization of $955,050 and $853,671       3,148,235       3,251,526
     Other assets.........................................................     1,846,946       1,483,684
                                                                             -----------     -----------
              Total assets................................................   $72,568,536     $72,225,294
                                                                             ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Bank lines of credit..................................................  $10,238,869     $13,874,066
     Current maturities of long-term obligations...........................      773,990         799,168
     Accounts payable and accrued liabilities..............................    2,564,596       2,712,844
                                                                             -----------     ------------
         Total current liabilities.........................................   13,577,455      17,386,078
Long-term obligations - less current maturities............................    5,010,644       5,541,297
Convertible subordinated debentures........................................    8,500,000      20,884,000
Deferred income taxes......................................................    1,073,186       1,171,435
Minority interest..........................................................    3,024,764       3,043,375
Commitments and contingencies
Shareholders' equity
     Common stock - authorized 15,000,000 shares,
         no par value; issued and outstanding,
         7,596,398 and  4,962,010 shares...................................   41,557,018      24,472,202
      Deficit .............................................................      (66,486)       (273,093)
     Cumulative foreign currency translation adjustment....................     (108,045)           --
                                                                             -----------     -----------
         Total shareholders' equity........................................   41,382,487      24,199,109
                                                                             -----------     -----------
               Total liabilities and shareholders' equity..................  $72,568,536     $72,225,294
                                                                             ===========     ===========

        The accompanying notes are an integral part of these statements.

                          THE CHALONE WINE GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Year ended December 31,
                                                     ----------------------------------------------------
                                                          1995             1994              1993
                                                        -----------      -----------        -----------

Gross revenues.....................................     $25,810,269      $21,132,053        $18,325,182
     Less excise taxes.............................         778,615          616,708            500,854
                                                        -----------      -----------        -----------
Net revenues.......................................      25,031,654       20,515,345         17,824,328

Cost of sales......................................      16,239,725       13,011,546         11,429,224
                                                        -----------      -----------        -----------
         Gross profit..............................       8,791,929        7,503,799          6,395,104

Selling, general and administrative expenses.......       5,373,954        4,633,499          4,432,519
                                                        -----------      -----------        -----------
         Operating income..........................       3,417,975        2,870,300          1,962,585

Other income (expense):
     Interest (net of amounts capitalized)               (2,778,748)      (2,752,781)        (2,685,290)
     Other, net....................................          98,006          191,579            203,764
                                                        -----------      -----------        -----------
                                                         (2,680,742)      (2,561,202)        (2,481,526)
Equity in net income of Chateau Duhart-Milon                 74,109           --                 --
Minority interest..................................        (357,107)        (187,725)          (372,386)
                                                        -----------      -----------        -----------
         Earnings (loss) before income taxes.......         454,235          121,373           (891,327)

Income taxes (benefit).............................         247,628          101,189          (200,548)
                                                        -----------      -----------        -----------
         Net earnings (loss) ......................     $   206,607      $    20,184       $  (690,779)
                                                        ===========      ===========       ===========

Net earnings (loss) per common share...............         $  .04           $  .00             $ (.16)
                                                            =======          =======            ======
Average number of shares used in
      earnings per share computation....                  5,299,766        4,826,094         4,383,209
                                                        ===========      ===========       ===========


        The accompanying notes are an integral part of these statements.

                          THE CHALONE WINE GROUP, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 1995, 1994 and 1993



                                              Common Stock
                                     ----------------------------               Foreign
                                         Number of                              Currency
                                           Shares        Amount      Deficit   Translation      Total
                                        ----------   -----------   ---------   -----------  -----------
Balance, December 31, 1992.....          3,701,510   $16,632,696   $ 397,502    $   --       $17,030,198
   Sale of common stock - net..            835,446     5,738,980       --                      5,738,980
   Exercise of warrants........             61,000       610,000       --                        610,000
   Options exercised...........              3,000         9,990       --                          9,990
   Net (loss)..................              --            --       (690,779)                   (690,779)
                                        ----------   -----------   ---------    ---------    -----------
Balance, December 31, 1993.....          4,600,956   $22,991,666   $(293,277)       --       $22,698,389
   Sale of common stock - net..            360,004     1,480,536       --                      1,480,536
   Net earnings................              --            --         20,184                      20,184
                                        ----------   -----------   ---------    ---------    -----------
Balance, December 31, 1994.....          4,960,960   $24,472,202   $(273,093)       --       $24,199,109
   Sale of common stock - net..            838,579     4,532,070       --                      4,532,070
   Conversion of convertible
       debentures..............          1,769,143    12,384,000                              12,384,000
   Options exercised...........             27,716       168,746       --                        168,746
   Foreign currency translation
       adjustment..............                                                  (108,045)      (108,045)
   Net earnings................              --            --        206,607                     206,607
                                        ----------   -----------   ---------    ---------    -----------
Balance, December 31, 1995.....          7,596,398   $41,557,018   $ (66,486)   $(108,045)   $41,382,487
                                        ==========   ===========   =========    =========    ===========

        The accompanying notes are an integral part of these statements.

                          THE CHALONE WINE GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year ended December 31,
                                                                  -----------------------------------------------
                                                                      1995            1994             1993
                                                                  ----------      ------------     ----------
Cash flows from operating activities:
   Net earnings (loss)........................................... $   206,607     $     20,184     $ (690,779)
   Non-cash transactions included in earnings:
     Depreciation................................................   2,718,269        2,405,270      2,621,095
     Amortization................................................     147,036          146,178        146,178
     Equity in net income of Chateau Duhart-Milon................     (74,109)           --              --
     Minority interest...........................................     357,107          187,725        372,386
     Gain (loss) from sale of equipment..........................     (14,909)          40,439         (8,667)
     Change in:
         Deferred income taxes...................................      46,592          100,389       (269,885)
         Accounts and other receivables..........................  (2,712,078)        (455,314)      (417,279)
         Inventories.............................................   1,922,764        1,236,195)    (2,094,778)
         Prepaid expenses and other assets.......................     103,104          (13,498)       (80,177)
         Accounts payable and accrued liabilities................    (148,248)        (300,875)      (508,703)
                                                                  -----------     ------------     -----------
           Net cash provided (used) in operating activities......   2,552,135          894,303       (930,609)
                                                                  -----------     ------------     -----------
Cash flows from investing activities:
   Capital expenditures..........................................  (2,269,972)      (1,706,642)    (1,732,623)
   Proceeds from sale of property and equipment..................     145,741          144,164        246,550
   Increase  in notes receivable ................................    (599,996)           --              --
   Option payment to extend joint venture........................       --               --              --
                                                                  -----------     ------------     -----------
           Net cash used in investing activities.................  (2,724,227)      (1,562,478)    (1,486,073)
                                                                  -----------     ------------     -----------

Cash flows from financing activities:
   Net borrowings (repayments) on bank lines of credit...........  (3,635,197)        399,066        (626,000)
   Distribution to minority interest (Paragon)...................    (375,718)       (156,000)       (100,000)
   Proceeds from issuance of long-term debt......................                                      41,273
   Repayment of long-term debt...................................    (555,831)     (1,730,115)     (2,910,866)
   Contributions to joint venture................................        --           324,000             --
   Proceeds from issuance of common stock........................   4,700,816       1,480,536       6,358,970
                                                                  -----------     ------------     -----------
           Net cash provided from financing activities...........     134,070         317,487       2,763,377
                                                                  -----------     ------------     -----------

Net (decrease) increase in cash..................................     (38,022)       (350,688)        346,695
     Cash at beginning of year...................................      69,981         420,669          73,974
                                                                  -----------     ------------     -----------
     Cash at end of year......................................... $    31,959     $    69,981      $  420,669
                                                                  ===========     ============     ===========

Other cash flow information:
     Interest paid .............................................. $ 2,904,582       2,837,501      $3,031,406
     Income taxes paid........................................... $    80,800     $       800      $   41,142

Non-cash transactions:
     Conversion of convertible debentures to common stock........ $12,384,000     $      --               --
     Distribution receivable from Chateau Duhart-Milon...........     431,505            --               --

        The accompanying notes are an integral part of these statements.

                          THE CHALONE WINE GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND OPERATIONS

     The Chalone Wine Group, Ltd. ("the Company") produces and sells primarily super and ultra premium quality table wines. The Company farms its estate-owned vineyards representing approximately 369 producing acres in Napa, Sonoma, Monterey counties of California, and in southeastern Washington State. Approximately 30% of its annual grape requirements are purchased from independent growers.
     The Company sells the majority of its products to wholesale distributors, restaurants, and retail establishments throughout the United States, Canada and Europe. Export sales account for approximately 3% of total revenue. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Domaines Barons de Rothschild (Lafite) ("DBR"), a French Company, owns approximately 41% of the Company's outstanding common stock and the Company is DBR's partner in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"), a Bordeaux wine-producing estate located in Pauillac, France.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     Basis of Presentation
     The consolidated financial statements include the accounts of the Company, its 51% owned subsidiary, and its 50% owned joint ventures (Notes F and G) which are controlled and managed by the Company. The Company has a 23.5% investment in Chateau Duhart-Milon which is accounted for using the equity method (Note E.) All significant intercompany accounts and transactions have been eliminated. Certain 1994 and 1993 balances have been reclassified to conform with current year presentation.

     Accounting for Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 requires the Company to compute deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     Inventories
     Inventories are stated at the lower of cost or market. Cost for bulk and bottled wines is determined on an accumulated weighted average basis and includes grape purchases and supplies, farming and harvesting costs, winery and bottling costs. Growing crops consist primarily of farming costs, which are deferred and recognized when the related crop is harvested. Wine production supplies are stated at FIFO (first-in, first-out) cost. All bulk and bottled wine inventories are classified as current assets in accordance with recognized industry practice, although a portion of such inventories will be aged for periods longer than one year.

     Property, Plant and Equipment
     Property, plant and equipment is stated at cost. Depreciation is provided for in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives. The straight-line method is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for income tax purposes.
     The range of useful lives used in computing depreciation is as follows:

                                                       Years
                                                       -----
              Vineyard properties                       5-35
              Buildings                                15-80
              Machinery and equipment                   5-20

         Costs of planting new vines and on-going cultivation costs for vines not yet bearing, including interest, are capitalized. Depreciation commences in the initial year the vineyard yields a commercial crop, generally in the third or fourth year after planting.

     Earnings per Share
     Earnings per share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

     Goodwill and Trademarks
     The excess of the purchase price paid over the net assets acquired is being amortized over 40 years on a straight-line basis. Trademarks are amortized over their estimated useful lives from the date they are put into use.

     Other Assets
     Other assets include the cost of the option to extend the term of the Edna Valley Joint Venture calculated as the present value of the payments required to maintain the rights under the option. The payments required to exercise the option will be applied to the cost of extending the term of the venture when it is exercised (see also Note F).

     Accounting Estimates
     The presentation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the year. Actual results could differ from these estimates.

     Foreign Currency Translation
     The functional currency of the Company's investee, Duhart-Milon, is the French Franc and as a result, the Company records the effect of exchange gains and losses on its equity in Duhart-Milon as a component of shareholders' equity.

     Impact of New Accounting Standards
     Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued in March 1995, with implementation required for fiscal years beginning after December 15, 1995. SFAS 121 will require that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. While the Company has not completed the process of evaluating the impact that will result from adopting SFAS 121, the Company does not believe the adoption of SFAS 121 will have a material impact on its financial position and results of operations when such statement is adopted.

NOTE C - INVENTORIES

     Inventories consist of the following:
                                                        December 31,
                                              ----------------------------------
                                                  1995               1994
                                              -------------      -------------
         Bulk and bottled wine.............   $  26,773,298      $  28,871,794
         Growing crops.....................         551,648            407,125
         Wine production supplies..........         174,327            143,118
                                              -------------      -------------
                                              $  27,499,273      $  29,422,037
                                              =============      =============

NOTE D - PROPERTY, PLANT AND EQUIPMENT
                                                        December 31,
                                             ----------------------------------
                                                  1995               1994
                                              -------------      -------------
         Land..............................   $   1,550,625      $   1,550,625
         Vineyard properties...............       6,248,011          6,182,639
         Buildings.........................      13,515,056         13,374,182
         Machinery and equipment...........      12,127,635         11,022,067
                                              -------------      -------------
                                                 33,441,327         32,129,512
         Less accumulated depreciation.....      13,576,462         11,685,518
                                              -------------      -------------
                                              $  19,864,865      $  20,443,994
                                              =============      =============

NOTE E - INVESTMENT IN CHATEAU DUHART-MILON

     During the period April 1989 to June 1993, the Company purchased approximately 11% of the outstanding ordinary shares of DBR, in exchange for a combination of 5% convertible subordinated debentures and warrants, subsequently exercised.
     Effective October 1, 1995, the Company exchanged essentially all of its existing ownership in DBR for a 23.5% interest in Duhart-Milon. The remaining 76.5% of Duhart-Milon is owned by DBR.
     Chateau Duhart-Milon's condensed balance sheet as of December 31, 1995 and results of operations for the the three months then ended are as follows (translated into U.S. dollars at the year end and average exchange rate for the period, respectively):
                                                               December 31, 1995
                                                               -----------------

         Current assets, including inventories of $3,654,415....  $16,938,735
         Property and equipment, net............................    2,516,986
                                                                  -----------
            Total assets........................................   19,455,721
         Current liabilities....................................    6,039,294
                                                                  -----------
            Total liabilities...................................    6,039,294
                                                                  -----------
         Equity.................................................  $13,416,427
                                                                  ===========

     The results of operations are summarized as follows:
                                                              Three months ended
                                                               December 31, 1995
                                                               -----------------
         Revenues...............................................  $   557,438
         Cost of sales..........................................      110,026
                                                                  -----------
            Gross profit........................................      447,412
         Operating and other expenses...........................       88,305
                                                                  -----------
         Net earnings...........................................  $   359,107
                                                                  ===========
            Company's share of net earnings, net of $10,000
               amortization.....................................  $    74,109
                                                                  ===========

     The carrying amount of the Company's investment is approximately $8,900,000 greater than the amount of its share of the underlying equity in net assets of Duhart-Milon. This difference relates primarily to the underlying value of the land owned by Duhart-Milon and accordingly, will not be amortized

NOTE F - EDNA VALLEY VINEYARD JOINT VENTURE

     Edna Valley Vineyard ("the Joint Venture") operates a winery in San Luis Obispo County, California. The Joint Venture is 50% owned by the Company and 50% by Paragon Vineyard Company, Inc. ("Paragon"). The Company, as the managing joint venturer, manages and supervises the winery operations, and sells and distributes the wine. Paragon built a winery which was leased to the Joint Venture under an operating lease through May 1991, at which time Paragon sold a one-half interest in the winery to the Company. Thereafter, Paragon and the Company contributed the winery to the Joint Venture. The allocation of profits subsequent to this transaction are being adjusted due to the Partners' varying bases in this asset. The Joint Venture purchases its grapes from Paragon under a grape purchase agreement, which specifies fixed quantities of grapes to be acquired at market prices.
     The Company has purchased an option, with $175,439 remaining due in 1997, to modify the Joint Venture relationship. The option is exercisable in 1997 and requires additional payments of $200,000 in 1998 and 1999 and $4,500,000 in 2000. The exercise of this option will extend the term of the joint venture agreement in perpetuity and license the Edna Valley brand name on an exclusive basis to the Joint Venture. At this time, the Company plans to exercise this option and make all payments required through 1997. The Company believes that the cash-flow from the Venture will be sufficient to fund most, if not all, of the option and additional payments through 1999, as well as a portion of the final payment in 2000. The Company is continuing to monitor the Joint Venture's performance and evaluate whether expected future profitability and cash flows are sufficient to warrant continued investment in the venture and ultimate exercise of the option. Should the Joint Venture's performance deteriorate, management may decide not to make the additional payments required under the option. Condensed balance sheets for the Joint Venture follow:

     NOTE F - EDNA VALLEY VINEYARD JOINT VENTURE (Continued)

                                                                         December 31,
                                                               ---------------------------
                                                                    1995            1994
                                                               ------------     ----------
         Current assets (including inventories of $5,373,644
           in 1995 and $6,925,079 in 1994)...................  $  5,945,964     $7,249,923
         Current assets eliminated in consolidation..........     1,214,277        831,491
         Property and equipment, net.........................     2,723,288      2,688,516
                                                                -----------    -----------
                 Total assets................................     9,883,529      0,769,930
         Current liabilities.................................     4,460,195      5,221,124
         Accrued liabilities eliminated in consolidation.....       231,640        210,932
                                                                -----------    -----------
                 Total current liabilities...................     4,691,835      5,432,056
                 Total liabilities...........................     4,691,835      5,432,056
                                                                -----------    -----------
          Partners' Equity....................................  $ 5,191,694    $ 5,337,874
                                                                ===========    ===========

     The results of operations are summarized as follows:
                                                                   Year ended December 31,
                                                     ---------------------------------------
                                                      1995           1994           1993
                                                      ---------    ----------     ----------
         Revenues..................................  $6,849,922    $5,255,232     $4,579,054
         Cost of sales.............................   5,124,297     3,847,497      3,018,060
                                                     ----------    ----------     ----------
              Gross profit.........................   1,725,625     1,407,735      1,560,994
         Operating and other expenses..............     464,863       470,873        331,587
         Commissions and management fees
              eliminated in consolidation..........     655,506       558,273        543,539
                                                     ----------    ----------     ----------
         Net earnings..............................     605,256       378,589        685,868
         Minority interest.........................     332,654       219,321        372,960
                                                     ----------    ----------     ----------
              Company's share of net earnings......  $  272,602    $  159,268     $  312,908
                                                     ==========    ==========     ==========


NOTE G - INVESTMENT IN CANOE RIDGE VINEYARD

     On December 31, 1990, the Company entered into a joint venture agreement with Canoe Ridge Vineyard Incorporated (CRVI) for the formation and operation of the Canoe Ridge Vineyard (CanoeCo). CanoeCo is 50% owned by the Company and 50% by CRVI. The purpose of the joint venture is to own, develop and maintain vineyard property in Benton County, Washington. The Company, as managing joint venturer, manages and supervises the vineyard operations.

         In 1994 Canoe Ridge Winery, Inc. (CRW), was formed which is owned 51% and 49% by the Company and a group of investors, respectively. CRW was formed to produce, sell and distribute premium wines from grapes farmed by CanoeCo.

     Effective January 1, 1996, the Company exchanged its ownership interests in CanoeCo and CRW for a 50.5% ownership interest in a newly formed company, Canoe Ridge Vineyard LLC, which will carry on the combined operations of the predecessor entities, CanoeCo and CRW. To date, operations of these entities have not been significant to the Company.

NOTE H - BANK LINES OF CREDIT

     Bank lines of credit consist of the following:
                                                                                          December 31,
                                                                                ----------------------------------
                                                                                     1995              1994
                                                                                ---------------   ----------------
Credit line of $10,000,000 bearing interest at prime1, payable monthly, due
     June, 1997..............................................................   $    5,334,944    $    8,915,000
Credit line of $4,800,000 bearing interest at prime1, payable monthly, due
     June, 1996 .............................................................        4,167,000         4,700,000
Credit line of $400,000 bearing interest at 1.875% over prime, payable at
     February, 1996..........................................................          236,925           259,066
Credit line of $500,000 bearing interest at 9.84%, payable at April, 1996....          500,000           --
                                                                                ---------------   ----------------
                                                                                $   10,238,869    $   13,874,066
                                                                                ===============   ================

     The notes to bank are collateralized by substantially all inventories and accounts receivable. Significant restrictive covenants include provisions regarding: maintenance of certain financial ratios; mergers or acquisitions; loans, advances or debt guarantees; additional borrowings; annual lease expenditures; annual fixed asset expenditures; and declaration or payment of dividends (see Note I).


NOTE I - LONG-TERM OBLIGATIONS

                                                                                          December 31,
                                                                                ----------------------------------
                                                                                     1995              1994
                                                                                ---------------   ----------------
Convertible subordinated debentures due in 1999, bearing interest at 5%.
     Interest payments on the debentures are due semiannually (including
     amounts due to related party-see Note N) ...............................    $   8,500,000     $  20,884,000
Mortgages paid in June, 1995.................................................          --                 11,139
Bank term loan, payable in monthly installments of principal and interest due
     February 1996. Interest rates at LIBOR plus 2%..........................        3,219,100         3,383,500
Bank term loan, payable in monthly installments of principal and interest due
     October 1996. Interest rate at prime plus 1/2%..........................        2,069,200         2,214,400
Bank term loan, payable in June, 1996. Interest at prime plus 1%.............          210,140           240,973
Joint Venture purchase option payable in annual installments of principal and
     interest. Imputed interest rate of 8% (see Note F)......................          175,439           347,629
Other note payable, due in June 1996 payable in annual installments of principal and interest.  Interest rate of 10% (including amounts due to
     related party-see Note N)...............................................           59,954           114,458
Other notes payable, due in varying monthly installments through Jan 2000
     bearing interest at 10.75% to 10.9%, secured by equipment...............           50,801            28,366
                                                                                ---------------   ----------------
                                                                                    14,284,634        27,224,465
Less current maturities......................................................          773,990           799,168
                                                                                 ---------------   ----------------
                                                                                  $ 13,510,644    $   26,425,297
                                                                                ===============   ================

     Bank term loans of $3,219,000 and $2,069,200 at December 31, 1995, have been reflected as long term obligations because the Company entered into an agreement with the Bank on March 7, 1996, that allows the Company the option to renew the term loans for a period of one year from the current maturities of the term notes subject to certain terms and conditions. The agreement calls for interest rate basis, spread and principle payments to remain unchanged from the existing agreements. The agreement also calls for a renewal fee of .2% of the amounts renewed due on the signing of the renewal notes. Management believes that the Company will comply with the terms and conditions of the March 7, 1996 agreement and will exercise its option to renew the terms for a period of one year from the current maturity dates.
     The 5% debentures are subordinate in right of payment to all senior indebtedness of the Company. Subject to
- --------------------
(1) The Company may fix its interest rate at LIBOR plus 2% rather than prime for periods up to the term of its credit line.

the market price of the Company's stock, the Company may redeem these debentures, without premium. The Company must redeem the entirety of the issue not later than April 19, 1999. The debentures are convertible into shares of the Company's stock at any time from and after April 19, 1991, at a conversion rate of $9.60 per share subject to antidilution provisions. The Company set aside and reserved 967,301 shares of its common stock for issuance upon conversion of these debentures.
     Substantially all of the Company's property and equipment is pledged as collateral for long-term obligations. Significant restrictive covenants include provisions regarding: maintenance of certain financial ratios; mergers or acquisitions; loans, advances or debt guarantees; additional borrowings; annual lease expenditures; annual fixed asset expenditures; and declaration or payment of dividends.
     At December 31, 1995, maturities of long-term obligations are as follows:

         1996......................................      $   773,990
         1997......................................        4,992,324
         1998......................................            7,439
         1999......................................        8,507,439
         2000......................................            3,442
                                                         -----------
         Total.....................................      $14,284,634
                                                         ===========
     Company management believes that the fair value of the bank lines of credit and long term obligations are substantially equal to the book value since interest rates on loans were negotiated during 1995 or fluctuate with short-term market rates.

NOTE J- STOCK OPTIONS

     The Company has an Incentive Stock Option Plan (the 1982 Plan), and a Stock Option Plan (the 1987 Plan) (collectively, the Plans). The 1982 Plan provided for the issuance of incentive stock options within the meaning of Section 422A of the Internal Revenue Code, and the 1987 Plan provides for the issuance of incentive stock options or non-statutory options on essentially identical terms. The 1982 Plan was terminated in 1987, except for outstanding, unexercised options. At December 31, 1995, there were issued and outstanding options under both Plans totaling 495,022 shares, and shares in a like amount had been reserved for issuance upon exercise thereof. In addition to options granted pursuant to these two Plans, there were outstanding at December 31, 1995, non-statutory options covering an additional 61,569 shares. Options generally vest within one to two years, and are exercisable during the ten years, following date of grant. The table below summarizes all stock option activity for the three-year period ended December 31, 1995:
                                                                Exercise Price
                                                             -------------------
                                                Shares        From         To
                                                -------      ------     -------
        Balance at December 31, 1992..........  486,867      $ 3.33     $ 12.38
             Granted..........................   93,960        6.00        6.50
             Exercised........................   (3,000)       3.33        3.33
             Lapsed...........................   (8,134)       8.13        9.50
                                                -------      ------    -------
        Balance at December 31, 1993..........  569,693      $ 5.50     $ 12.38
             Granted..........................   58,910        5.00        6.75
             Lapsed...........................  (32,189)       5.63       11.00
                                                -------      ------    -------
        Balance at December 31, 1994..........  596,414      $ 5.00     $ 12.38
             Granted..........................   36,210        6.75        9.38
             Exercised........................  (27,716)       6.00        6.88
             Lapsed...........................  (48,317)       6.00       10.13
                                                -------      ------     -------
        Balance at December 31, 1995..........  556,591      $ 5.00     $ 12.38
                                                =======      ======     =======

        Total options exercisable at
             December 31, 1995 ...............  520,381
                                                ========

     In September, 1995, an officer of the Company exercised options for 16,666 shares for $99,996 and the Company received a note secured by the stock in payment of the exercise price. The note was paid in March, 1996. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock options and other equity instruments. The Company is required to adopt SFAS No. 123 in fiscal 1996. Under the new standard, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is generally the vesting period. The new standard does not impact cash flows. Companies are not required to adopt SFAS No. 123 and are permitted to continue to account for such transactions under Accounting
Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees." The Company has decided not to adopt SFAS No. 123. The Company will be required to disclose in a note to the financial statements proforma net income and earnings per share as if the new method of accounting had been applied.

NOTE K - COMMON STOCK

     In October of 1995, in a private-placement transaction, the Company issued a total of 833,334 units, each unit consisting of one share of common stock and one warrant for the purchase of one share of common stock, for a per-unit price of $6.00 and a net sale price of approximately $4.5 million. The warrants, which have a five year term, are excerscisable at $8.00 per share. Also on that date the Company converted approximately $12.4 million of convertible debentures, at a conversion price of $7.00, into 1,769,143 shares of common stock.
     In April of 1994, in a private-placement transaction, the Company issued a total of 358,128 shares of its common stock, for a per-share price of $4.50 and a net sale price of approximately $1.5 million.
     In March and July of 1993, in a private-placement transaction ratified by the shareholders at the 1993 Annual Meeting, the Company issued a total of 828,571 shares of its common stock plus five-year warrants entitling the holders to purchase an additional 828,571 shares at an exercise price of $7.00 per share, for a unit price of $7.00 and an aggregate sale price of $5.8 million.
     The Company has an Employee Stock Purchase Plan and 50,000 common shares are reserved for issuance under the Plan. During 1995, 1994 and 1993, employees purchased approximately 5,315 shares for $31,978, 935 shares for $4,390, and 8,252 shares for $48,178, respectively, through payroll deductions.
     The Company has reserved as of December 31, 1995 3,195,857 shares of common stock in connection with stock option and stock purchase plans, warrants and convertible subordinated debentures.

NOTE L - EMPLOYEE BENEFIT PLANS

     The Company has a Qualified Profit-Sharing Plan which provides for Company contributions, as determined annually by the Board of Directors, based on the Company's previous year performance. These contributions may be in the form of common stock or cash as determined by the Board of Directors. The Board has approved a contribution of $20,000 for 1995. There were no Plan contributions in 1994 or 1993. At December 31, 1995, the plan held 7,255 shares of the Company's common stock.

NOTE M - INCOME TAXES

     The provision (benefit) for income taxes is summarized as follows:

                                                Year-ended December 31,
                                   -----------------------------------------
                                         1995          1994             1993
                                       --------       --------        --------
        Federal
              Current................  $136,641       $   --          $  68,537
              Deferred...............    24,634         61,588         (239,975)
                                       --------       --------        ---------
                                        161,275         61,588         (171,438)
        State
              Current................    64,394            800              800
              Deferred...............    21,959         38,801          (29,910)
                                        --------       --------       ---------
                                         86,353         39,601          (29,110)
                                       --------       --------        --------
                                       $247,628       $101,189        $(200,548)
                                       ========       ========        =========

     The tax effects of the items comprising the Company's net deferred tax liability in the Company's balance sheets are as follows:
                                                              December 31,
                                                         -----------------------
                                                            1995        1994
                                                         ----------  ----------
        Deferred tax liability:
            Difference between book and tax basis of
              property, plant and equipment............  $2,249,693  $2,437,057
        Deferred tax assets:
            Operating loss carryforwards...............     688,281     973,759
            Difference between book and tax basis of
              inventory................................     166,699     311,540
            Tax credit carryforwards...................     418,004     296,399
            Other......................................     157,644     105,464
                                                         ----------  ----------
                                                          1,430,628   1,687,162
            Valuation allowance........................     (87,422    (110,000)
                                                         ----------  ----------
                                                          1,343,206   1,577,162
                                                         ----------  ----------
            Net deferred tax liability                   $  906,487  $  859,895
                                                         ==========  ==========

     The provision (benefit) for income taxes differs from amounts computed at the statutory rate as follows:
                                                     Year-ended December 31,
                                                 ------------------------------
                                                     1995     1994       1993
                                                  --------   --------  --------
       U.S. federal income tax (benefit) at
            statutory rate ..................... $147,445   $ 41,267  $(303,051)
        Reconciling items:
            Other...............................   67,004     26,743     69,324
            Effect of acquisitions, net.........   33,179     33,179     33,179
                                                 --------   --------  ---------
                                                 $247,628   $101,189  $(200,548)
                                                 ========   ========  =========

     At December 31, 1995, the Company had net operating loss and investment tax credit carryovers available to reduce future taxable income which would otherwise be taxable for income tax purposes as follows:

         Expiration date                           Net Operating     Investment
          December 31,                                  Loss         Tax Credit
        ------------------                        ------------      -----------

        1996....................................  $      --         $   14,000
        1997....................................      313,000           60,000
        1998....................................      438,000           59,000
        1999....................................      311,000          105,000
        2000...................................          --             17,000
        2001....................................         --              7,000
        2003....................................         --            156,000
        2007....................................      847,000              --
        2008....................................      825,000              --
        2009....................................       12,000              --
                                                  -----------       ----------
                                                  $ 2,746,000       $  418,000
                                                  ============      ===========

     At December 31, 1995, the Company had significant deferred tax assets related to operating losses available for carryforward. These deferred tax assets have been recorded under the guidelines of SFAS No. 109, Accounting for Income Taxes, on the premise that future taxable income will more likely than not be adequate to realize future tax benefits of the available net operating loss carryforwards. Under tax regulations, realization of tax benefits per period will be limited and full realization will depend on future taxable income over a number of years.

NOTE N - TRANSACTIONS WITH RELATED PARTIES

     The  consolidated  statements of operations  include the following  amounts resulting from transactions with related parties:
                                                                                Year ended December 31,
                                                                       -------------------------------------------
                                                                           1995           1994           1993
                                                                       ------------   -------------  -------------
         Interest expense:
              Interest on notes payable to a partnership in which an
                officer of the Company is a partner..................  $    --        $    2,448     $    6,107
              Interest on convertible debentures held by a related
                party of the Company.................................     516,000        619,200        619,200
              Interest on notes payable to joint venture partner
                (Paragon)............................................      36,076         54,072         71,180
         Lease expense for land and facilities.......................      10,240         10,000         18,000
         Consulting fees paid to officer of the Company                    65,000         79,750             --

     The  balance  sheet   includes  the  following   amounts   resulting   from
transactions with related parties:
                                                                                 December 31,
                                                                       -----------------------------------
                                                                             1995               1994
                                                                       ----------------   ----------------
         Accounts receivable
              Accounts receivable from a dirctor of the Company......        $ 85,426     $      --
              Note receivable from officer of the Company............          99,996            --
              Distribution receivable from Duhart-Milon..............         431,505            --
         Inventory
              Wine purchases from related parties....................         443,047            776,562
              Grape purchases from related parties...................       1,520,872          2,028,981
              Due to related parties.................................         --                 270,411
         Other asset
              Option to extend term of joint venture (see Note F)....       1,017,174          1,017,174
              Note receivable from joint venture partner (Paragon)...         500,000            --
         Property, plant & equipment
              Building contributed to joint venture by the partners..       1,799,053          1,799,053
         Long-term obligations
              Payable for purchase of option to extend term of joint
                venture (see Notes F and I)..........................         175,439            347,629
              Note payable to joint venture partner (see Note I).....          59,954            114,458
              Convertible debentures held by a related party of the
                Company (see Note I and K)...........................          --             12,384,000


NOTE O - COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments required under noncancelable operating leases with terms in excess of one year are as follows:
              Year-ending
              December 31,                                       Total
              ----------------                             ------------------
               1996......................................          542,360
               1997......................................          585,372
               1998......................................          457,372
               1999......................................          457,372
               2000......................................          457,372
               Thereafter................................        4,852,802
                                                           ------------------
               Total.....................................   $    7,352,650
                                                           ==================

     Rental expense charged to operations was as follows: $832,962, $637,343, and $511,351 for the years ended December 31, 1995, 1994, and 1993, respectively. Future lease commitments include $10,240 per year until 2052 for land leased by Paragon to the Edna Valley Joint Venture (see Note F).

NOTE P - QUARTERLY DATA (Unaudited)

     The Company's quarterly operating results for years ended December 31, 1995, 1994, and 1993, are summarized below:

                      (In thousands, except per share data)
                                       Gross     Gross         Net       Net (Loss)Earnings
                                      Revenues   Profit  (Loss) Earnings   per Common Share
      1995 Quarters:
           Fourth Quarter..........  $ 8,596    $ 3,115      $  429          $  .07
           Third Quarter...........    5,380      1,935         (29)           (.01)
           Second Quarter..........    7,411      2,245          70             .01
           First Quarter...........    4,423      1,497        (263)           (.05)
      1994 Quarters:
           Fourth Quarter..........    6,555      2,286         164          $  .03
           Third Quarter...........    4,998      1,885          15             .00
           Second Quarter..........    5,512      1,862          57             .01
           First Quarter...........    4,067      1,471        (216)           (.05)
      1993 Quarters:
           Fourth Quarter..........    6,055      2,065         219             .05
           Third Quarter...........    4,140      1,468        (411)           (.09)
           Second Quarter..........    4,251      1,470        (189)           (.04)
           First Quarter...........    3,879      1,392        (309)           (.08)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The CHALONE Wine Group, Ltd.

     We have audited the accompanying consolidated balance sheets of The Chalone Wine Group, Ltd. (the Company) (a California corporation), as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 11, 1996

Item 9. Disagreements on Accounting and Financial Disclosure.
     None; not applicable.

                                    PART III

Item 10. Directors and Executive Officers.
     a.  Directors, Executive Officers, and Significant Employees.
     See "Executive Officers of the Registrant" in Part I of this Report.

     b. Business Experience of Directors and Management; Other Directorships. The information required by this Item is hereby incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors" and the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" filed with the Securities and Exchange Commission.

Item 11. Executive Compensation.
     a.  Executive Compensation.
         The information required by this Item is hereby incorporated herein by reference to the Proxy Statement under captions "Executive Compensation," and "Compensation Committee Report on Compensation of Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         The information required by this Item is hereby incorporated herein by reference to the Proxy Statement under the headings "Election of Directors" and "Shareholding Information as to Directors, Director Nominees and Management."

Item 13. Certain Relationships and Related Transactions.
         The information required by this Item is hereby incorporated by reference to the Company's Proxy Statement under the heading "Certain
Relationships and Related Transactions." Reference is also made to the information contained in Note N of Notes to Consolidated Financial Statements on page 32 of this Report under the caption "Transactions with Related Parties."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a(1). Financial Statements.
     The following financial  statements of the Company are included in Part II,
Item 8:
                                                                          Page
         Financial Statements:
             Consolidated Balance Sheets.................................  20
             Consolidated Statements of Operations.......................  21
             Consolidated Statements of Changes in
               Shareholders' Equity......................................  22
             Consolidated Statements of Cash Flows.......................  23
             Notes to Consolidated Financial
               Statements................................................  24

         Independent Auditors' Report....................................  34

     a(2). Financial Statement Schedules.
     Schedules are omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

     b. Reports on Form 8-K.
     No reports on Form 8-K were filed or required to be filed during the last quarter of the period covered by this Report.

     c. Exhibits.
     A copy of any exhibits (at a reasonable cost) or the Exhibit Index will be furnished to any shareholder of the Company upon receipt of a written request therefor. Such request should be sent to The Chalone Wine Group, Ltd., 621 Airpark Road, Napa, California 94558, Attention: Investor Relations.

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequentially
   Number    Exhibit Description                                                Numbered Page
   ------    -------------------                                                -------------
    3.1      Restated Articles of Incorporation, as amended through
             June 3, 1985.                                                            (i)

    3.2      Amendment to Restated Articles, filed June 6, 1988.                     (ii)

    3.3      Amendment to Restated Articles, filed May 17, 1991.                    (iii)

    3.4      Amendment to Restated Articles, filed July 14, 1993                     (iv)

    3.5      Bylaws, as amended through December 1992.                                (i)

    3.6      1993 Bylaw amendments.                                                  (iv)

    4.1      5% Convertible Subordinated Debenture Due 1999 (SDBR
             Debenture), issued to Les Domaines Barons de Rothschild
             (Lafite) ("DBR"), dated April 19, 1989.                                  (v)

    4.2      Shareholders' Agreement between the Company and DBR,
             dated April 19, 1989.                                                    (v)

    4.3      Form of 5% Convertible Subordinated Debenture Due
             1999 (third-party debentures), issued April 19 and 28, 1989.             (v)

    4.4      5% Convertible Subordinated Debenture Due 1999 (1991
             Debenture), issued to DBR, dated September 30, 1991.                    (vi)

    4.5      Addendum to Shareholders' Agreement between the Company
             and DBR, dated September 30, 1991.                                      (vi)

- ------------------------------


(i) Incorporated by reference to Exhibit Nos. 3.1 and 3.2, respectively, to the Company's Registration Statement on Form S-1 (File No. 33-8666), filed September 11, 1986.

(ii) Incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

(iii) Incorporated by reference to Exhibit No. 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, dated March 25, 1992.

(iv) Incorporated by reference to Exhibit Nos. 3.4 and 3.6, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated March 26, 1994.

(v) Incorporated by reference to Exhibit Nos. 1, 4 and 5, respectively, to the Company's Current Report on Form 8-K dated April 28, 1989.

(vi) Incorporated by reference to Exhibit Nos. 1 and 3, respectively, to the Company's Current Report on Form 8-K dated September 30, 1991.

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequentially
   Number    Exhibit Description                                                Numbered Page
   ------    -------------------                                                -------------
    4.6      Common Stock Purchase Agreement, between the Company and
             certain designated investors, dated March 29, 1993.                      (i)

    4.7      Form of Warrant for the purchase in the aggregate of up to 828,571 shares of the Company's common stock, issued to certain designed
             investors, effective July 14, 1993.                                     (ii)

    4.8      Voting Agreement, between Richard H. Graff, William L. Hamilton,
             John A. McQuown, W. Philip Woodward, DBR, Richard C. Hojel,
             and Summus Financial, Inc., dated March 29, 1993.                       (ii)

    4.9      Common Stock Purchase Agreement, between the Company and
             certain designated investors, dated April 22, 1994.                     (iii)

    4.10     Form of Warrant for the purchase in the aggregate of up to 833,333 shares of the Company's common stock, issued to certain designed
             investors, effective  October 25, 1995.                                 (iv)

    4.11     Voting Agreement, between the W. Phillip Woodward, DBR,
             and Summus Financial, Inc., dated October 25, 1995.                     (iv)

    10.1     Joint Venture Agreement between the Company and Paragon
             Vineyard Co., Inc. ("Paragon"), effective January 1, 1991.               (v)

    10.2     Revised Grape Purchase Agreement between Edna Valley Vineyard
             Joint Venture and Paragon, effective January 1, 1991.                    (v)

    10.3     License Agreement between Edna Valley Vineyard Joint Venture
             and Paragon, effective January 1, 1991.                                  (v)

    10.4     Ground Lease between Edna Valley Vineyard Joint Venture and
             Paragon, effective June 1, 1991.                                         (v)

- ------------------------------

(i) Incorporated by reference to Exhibit No. 1 to the Company's Current Report on Form 8-K dated March 31, 1993.

(ii) Incorporated by reference to Exhibits 1 and 6, respectively, to the Exhibit herein referenced as Exhibit 4.8.

(iii) Incorporated by reference to Exhibit No. 1 to the Company's Current Report on Form 8-K dated April 27, 1994.

(iv) Incorporated by reference to Exhibit D to Appendix I to the Company's Proxy Statement for a Special Meeting of Shareholders, filed October 25, 1995.

(v) Incorporated by reference to Exhibit Nos. 1, 3, 4 and 2, respectively, to the Company's Current Report on Form 8-K dated May 30, 1991.

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequentially
   Number    Exhibit Description                                                Numbered Page
   ------    -------------------                                                -------------
    10.5     Amended and Restated Commercial Winery and
             Agricultural Lease, dated July 31, 1986, assigned by
             Assignment and Assumption Agreement among
             the Company, Lakeside Winery and Vista de Los Vinedos,
             dated August 5, 1986.                                                    (i)

    10.6     Novation and Modification Agreement, between the Company
             and Henry P. and Marina C. Wright, dated July 15, 1988,
             amending Agreement incorporated as Exhibit 10.5.                        (ii)

    10.7     Tenancy in Common Agreement, between the Company
             and Henry P. and Marina C. Wright, dated July 15, 1988.                 (ii)

    10.8     Vineyard Lease, between the Company and Henry P. and
             Marina C. Wright, dated July 15, 1988.                                  (ii)

    10.9     1988 Qualified Profit-Sharing Plan, approved May 21, 1988.             (iii)

    10.11    Amendment No. 2 to Qualified Profit Sharing Plan, incorporated as
             Exhibit 10.9, dated February 7, 1990.                                   (iv)

    10.12    Profit Sharing Trust Agreement.                                         (ii)

    10.13    Easement Agreement between the Company and Stonewall
             Canyon Ranches, dated August 19, 1988.                                  (ii)

    10.14    1987 Stock Option Plan, as amended effective May 16, 1991.               (v)

    10.15    1988 Non-Discretionary Stock Option Plan, as amended effective
             May 16, 1991.                                                            (v)

    10.16    Employee Stock Purchase Plan, as amended effective May 16, 1991.         (v)


- ------------------------------

(i)    Incorporated   by  reference  to  Exhibit  No.  10.10  to  the  Company's
       Registration Statement on Form S-1 (File No. 33-8666), filed September 11, 1986.

(ii) Incorporated by reference to Exhibit Nos. 10.22, 10.20 and 10.21, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

(iii) Incorporated by reference to Exhibit Nos. 10.16, 10.17 and 10.24, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

(iv) Incorporated by reference to Exhibit Nos. 10.17 and 10.18, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated March 27, 1990.

(v) Incorporated by reference to Exhibit Nos. 10.23, 10.24 and 10.25, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, dated March 25, 1992.

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequentially
   Number    Exhibit Description                                                Numbered Page
   ------    -------------------                                                -------------
    10.17    Amendment/Extension of Employee Stock Purchase Plan,
             effective July 13, 1993.                                                 (i)

    10.18    Agreement of Joint Venture, between the Company and Canoe
             Ridge Vineyard Incorporated [CRVI], dated December 31, 1990.            (ii)

    10.19    Credit Agreement between the Company and Wells Fargo Bank,
             dated July 20, 1992.                                                   (iii)

    10.20    Industrial Real Estate Lease, dated February 19, 1993.                 (iii)

    10.21    First Amendment to Credit Agreement between the Company
             and Wells Fargo Bank incorporated as Exhibit 10.19, dated
             March 18, 1993.                                                        (iii)

    10.22    First Amendment to Industrial Real Estate Lease incorporated as
             Exhibit 10.20, dated December 8, 1993.                                   (i)

    10.23    Credit Agreement between the Company and Wells Fargo Bank,
             dated August 30, 1993.                                                  (iv)

    10.24    First Amendment to Credit Agreement between the Company and
             Wells Fargo Bank, attached as Exhibit 10.22, dated March 24, 1994.      (iv)

    10.25    Credit Agreement between the Company and Wells Fargo Bank,
             dated July 29, 1994.                                                    (iv)

    10.26    Canoe Ridge Winery, Inc., Shareholders' Agreement, among the
             Company and designated Washington State investors, dated
             November 30, 1994.                                                      (iv)

    10.27    Amendment to Employee Stock Purchase Plan, effective
             January 1, 1995.                                                        (iv)

- ------------------------------

(i) Incorporated by reference to Exhibit Nos. 10.22 and 10.29, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated March 26, 1994.

(ii) Incorporated by reference to Exhibit No. 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, dated March 26, 1991.

(iii)  Incorporated   by  reference  to  Exhibit  Nos.   10.24  through   10.27,
       respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, dated March 29, 1993.

 (iv)  Incorporated   by  reference  to  Exhibit  Nos.   10.23  through   10.27,
       respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, dated March 27, 1995.

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequentially
   Number    Exhibit Description                                                Numbered Page
   ------    -------------------                                                -------------
    10.28    Omnibus Agreement between the Company, DBR,
             and Summus Financial, dated August 22, 1995.                           (i)

    10.30    Credit Agreement between the Company and Wells Fargo Bank,             49
             dated December 29, 1995.

    11       Statement re Computation of Earnings Per Share for the
             periods ended December 31, 1995, 1994, and 1993.                       93

    24       Consent of Deloitte & Touche to incorporation by reference dated
             March 27, 1995.                                                        94

    99       Financial Statements of Chateau Duhart Milon                           95

    27       Financial Data Schedule                                               104

- ------------------------------

 (i) Incorporated by reference to Appendix I to the Company's Proxy Statement for a Special Meeting of Shareholders, filed October 25, 1995.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           THE CHALONE WINE GROUP, LTD.



           By /s/ W. Philip Woodward
              --------------------------------------------------
                W. Philip Woodward
                President and Chief Executive Officer
                (Principal Executive Officer)


           By /s/ William L. Hamilton
              --------------------------------------------------
                William L. Hamilton
                Executive Vice President (Principal Financial
                and Principal Accounting Officer)


           By /s/ Wendy W. Bentson
              --------------------------------------------------
                Wendy W. Bentson
                Controller

           Dated:  March 20, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        /s/ W. Philip Woodward       President, Chief             March 20, 1996
        --------------------------   Executive Officer,
        W. Philip Woodward           and Director (Principal
                                     Executive Officer)

        /s/ Richard H. Graff         Chairman of the Board        March 20, 1996
        --------------------------   of Directors
        Richard H. Graff


        /s/ William L. Hamilton      Executive Vice President,    March 20, 1996
        --------------------------   Chief Financial Officer,
        William L. Hamilton          and Director (Principal
                                     Financial and Principal
                                     Accounting Officer)

        /s/ Wendy W. Bentson         Controller                   March 20, 1996
        --------------------------
        Wendy W. Bentson

        /s/ C. Richard Kramlich      Director                     March 20, 1996
        --------------------------
        C. Richard Kramlich



        /s/ J. A. McQuown            Director                     March 20, 1996
        --------------------------
        J. A. McQuown



        /s/ James H. Niven           Director                     March 20, 1996
        --------------------------
        James H. Niven



        /s/ Eric de Rothschild       Director                     March 20, 1996
        --------------------------
        Eric de Rothschild



        /s/ Christophe Salin         Director                     March 20, 1996
        --------------------------
        Christophe Salin



        /s/ Mark Hojel               Director                     March 20, 1996
        --------------------------
        Mark Hojel




        /s/ Yves-Andre Istel         Director                     March 20, 1996
        --------------------------
        Yves-Andre Istel



        /s/ Phillip M. Plant         Director                     March 20, 1996
        --------------------------
        Phillip M. Plant

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequentially
   Number    Exhibit Description                                                Numbered Page
   ------    -------------------                                                -------------
    3.1      Restated Articles of Incorporation, as amended through
             June 3, 1985.                                                            (i)

    3.2      Amendment to Restated Articles, filed June 6, 1988.                     (ii)

    3.3      Amendment to Restated Articles, filed May 17, 1991.                    (iii)

    3.4      Amendment to Restated Articles, filed July 14, 1993                     (iv)

    3.5      Bylaws, as amended through December 1992.                                (i)

    3.6      1993 Bylaw amendments.                                                  (iv)

    4.1      5% Convertible Subordinated Debenture Due 1999 (SDBR
             Debenture), issued to Les Domaines Barons de Rothschild
             (Lafite) ("DBR"), dated April 19, 1989.                                  (v)

    4.2      Shareholders' Agreement between the Company and DBR,
             dated April 19, 1989.                                                    (v)

    4.3      Form of 5% Convertible Subordinated Debenture Due
             1999 (third-party debentures), issued April 19 and 28, 1989.             (v)

    4.4      5% Convertible Subordinated Debenture Due 1999 (1991
             Debenture), issued to DBR, dated September 30, 1991.                    (vi)

    4.5      Addendum to Shareholders' Agreement between the Company
             and DBR, dated September 30, 1991.                                      (vi)

- ------------------------------

(i) Incorporated by reference to Exhibit Nos. 3.1 and 3.2, respectively, to the Company's Registration Statement on Form S-1 (File No. 33-8666), filed September 11, 1986.

(ii) Incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

(iii) Incorporated by reference to Exhibit No. 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, dated March 25, 1992.

(iv) Incorporated by reference to Exhibit Nos. 3.4 and 3.6, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated March 26, 1994.

(v) Incorporated by reference to Exhibit Nos. 1, 4 and 5, respectively, to the Company's Current Report on Form 8-K dated April 28, 1989.

(vi) Incorporated by reference to Exhibit Nos. 1 and 3, respectively, to the Company's Current Report on Form 8-K dated September 30, 1991.

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequentially
   Number    Exhibit Description                                                Numbered Page
   ------    -------------------                                                -------------
    4.6      Common Stock Purchase Agreement, between the Company and
             certain designated investors, dated March 29, 1993.                      (i)

    4.7      Form of Warrant for the purchase in the aggregate of up to 828,571 shares of the Company's common stock, issued to certain designed
             investors, effective July 14, 1993.                                     (ii)

    4.8      Voting Agreement, between Richard H. Graff, William L. Hamilton,
             John A. McQuown, W. Philip Woodward, DBR, Richard C. Hojel,
             and Summus Financial, Inc., dated March 29, 1993.                       (ii)

    4.9      Common Stock Purchase Agreement, between the Company and
             certain designated investors, dated April 22, 1994.                    (iii)

    4.10     Form of Warrant for the purchase in the aggregate of up to 833,333 shares of the Company's common stock, issued to certain designed
             investors, effective  October 25, 1995.                                 (iv)

    4.11     Voting Agreement, between the W. Phillip Woodward, DBR,
             and Summus Financial, Inc., dated October 25, 1995.                     (iv)

    10.1     Joint Venture Agreement between the Company and Paragon
             Vineyard Co., Inc. ("Paragon"), effective January 1, 1991.               (v)

    10.2     Revised Grape Purchase Agreement between Edna Valley Vineyard
             Joint Venture and Paragon, effective January 1, 1991.                    (v)

    10.3     License Agreement between Edna Valley Vineyard Joint Venture
             and Paragon, effective January 1, 1991.                                  (v)

    10.4     Ground Lease between Edna Valley Vineyard Joint Venture and
             Paragon, effective June 1, 1991.                                         (v)

- ------------------------------

(i) Incorporated by reference to Exhibit No. 1 to the Company's Current Report on Form 8-K dated March 31, 1993.

(ii) Incorporated by reference to Exhibits 1 and 6, respectively, to the Exhibit herein referenced as Exhibit 4.8.

(iii) Incorporated by reference to Exhibit No. 1 to the Company's Current Report on Form 8-K dated April 27, 1994.

(iv) Incorporated by reference to Exhibit D to Appendix I to the Company's Proxy Statement for a Special Meeting of Shareholders, filed October 25, 1995.

(v) Incorporated by reference to Exhibit Nos. 1, 3, 4 and 2, respectively, to the Company's Current Report on Form 8-K dated May 30, 1991.

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequentially
   Number    Exhibit Description                                                Numbered Page
   ------    -------------------                                                -------------
    10.5     Amended and Restated Commercial Winery and
             Agricultural Lease, dated July 31, 1986, assigned by
             Assignment and Assumption Agreement among
             the Company, Lakeside Winery and Vista de Los Vinedos,
             dated August 5, 1986.                                                    (i)

    10.6     Novation and Modification Agreement, between the Company
             and Henry P. and Marina C. Wright, dated July 15, 1988,
             amending Agreement incorporated as Exhibit 10.5.                        (ii)

    10.7     Tenancy in Common Agreement, between the Company
             and Henry P. and Marina C. Wright, dated July 15, 1988.                 (ii)

    10.8     Vineyard Lease, between the Company and Henry P. and
             Marina C. Wright, dated July 15, 1988.                                  (ii)

    10.9     1988 Qualified Profit-Sharing Plan, approved May 21, 1988.             (iii)

    10.11    Amendment No. 2 to Qualified Profit Sharing Plan, incorporated as
             Exhibit 10.9, dated February 7, 1990.                                   (iv)

    10.12    Profit Sharing Trust Agreement.                                         (ii)

    10.13    Easement Agreement between the Company and Stonewall
             Canyon Ranches, dated August 19, 1988.                                  (ii)

    10.14    1987 Stock Option Plan, as amended effective May 16, 1991.               (v)

    10.15    1988 Non-Discretionary Stock Option Plan, as amended effective
             May 16, 1991.                                                            (v)

    10.16    Employee Stock Purchase Plan, as amended effective May 16, 1991.         (v)


- ------------------------------

(i)    Incorporated   by  reference  to  Exhibit  No.  10.10  to  the  Company's
       Registration Statement on Form S-1 (File No. 33-8666), filed September 11, 1986.

(ii) Incorporated by reference to Exhibit Nos. 10.22, 10.20 and 10.21, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

(iii) Incorporated by reference to Exhibit Nos. 10.16, 10.17 and 10.24, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

(iv) Incorporated by reference to Exhibit Nos. 10.17 and 10.18, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated March 27, 1990.

(v) Incorporated by reference to Exhibit Nos. 10.23, 10.24 and 10.25, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, dated March 25, 1992.

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequentially
   Number    Exhibit Description                                                Numbered Page
   ------    -------------------                                                -------------
    10.17    Amendment/Extension of Employee Stock Purchase Plan,
             effective July 13, 1993.                                                 (i)

    10.18    Agreement of Joint Venture, between the Company and Canoe
             Ridge Vineyard Incorporated [CRVI], dated December 31, 1990.            (ii)

    10.19    Credit Agreement between the Company and Wells Fargo Bank,
             dated July 20, 1992.                                                   (iii)

    10.20    Industrial Real Estate Lease, dated February 19, 1993.                 (iii)

    10.21    First Amendment to Credit Agreement between the Company
             and Wells Fargo Bank incorporated as Exhibit 10.19, dated
             March 18, 1993.                                                        (iii)

    10.22    First Amendment to Industrial Real Estate Lease incorporated as
             Exhibit 10.20, dated December 8, 1993.                                   (i)

    10.23    Credit Agreement between the Company and Wells Fargo Bank,
             dated August 30, 1993.                                                  (iv)

    10.24    First Amendment to Credit Agreement between the Company and
             Wells Fargo Bank, attached as Exhibit 10.22, dated March 24, 1994.      (iv)

    10.25    Credit Agreement between the Company and Wells Fargo Bank,
             dated July 29, 1994.                                                    (iv)

    10.26    Canoe Ridge Winery, Inc., Shareholders' Agreement, among the
             Company and designated Washington State investors, dated
             November 30, 1994.                                                      (iv)

    10.27    Amendment to Employee Stock Purchase Plan, effective
             January 1, 1995.                                                        (iv)

- ------------------------------

(i) Incorporated by reference to Exhibit Nos. 10.22 and 10.29, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated March 26, 1994.

(ii) Incorporated by reference to Exhibit No. 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, dated March 26, 1991.

(iii)  Incorporated   by  reference  to  Exhibit  Nos.   10.24  through   10.27,
       respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, dated March 29, 1993.

(iv)     Incorporated   by  reference  to  Exhibit  Nos.  10.23  through  10.27,
         respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, dated March 27, 1995.

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequentially
   Number    Exhibit Description                                                Numbered Page
   ------    -------------------                                                -------------
    10.28    Omnibus Agreement between the Company, DBR,
             and Summus Financial, dated August 22, 1995.                             (i)

    10.30    Credit Agreement between the Company and Wells Fargo Bank,               49
             dated December 29, 1995.

    11       Statement re Computation of Earnings Per Share for the
             periods ended December 31, 1995, 1994, and 1993.                         93

    24       Consent of Deloitte & Touche to incorporation by reference dated
             March 27, 1995.                                                          94

    99       Financial Statements of Chateau Duhart Milon                             95

    27       Financial Data Schedule                                                 104

- ------------------------------

 (i) Incorporated by reference to Appendix I to the Company's Proxy Statement for a Special Meeting of Shareholders, filed October 25, 1995.
