Form 10-Q
period 1996-03-31
CHALONE WINE GROUP LTD
filed 1996-05-10
CIK 742685

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

     / X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ----               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

    /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ----                SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of Registrant's Common Stock on May 7, 1996 was 7,592,766.

================================================================================

                          The CHALONE Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

    Incorporated herein is the following unaudited financial information:

        Consolidated Balance Sheets as of March 31, 1996, and December 31, 1995.

        Consolidated Statements of Operations for the three-month periods ended March 31, 1996 and 1995.

        Consolidated Statements of Changes in Financial Position for the three-month periods ended March 31, 1996 and 1995.

        Notes to Consolidated Financial Statements.

                          The CHALONE Wine Group, Ltd.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                         March 31,  December 31,
                                                            1996        1995
                                                         ---------  ------------
Current assets
     Cash                                                 $     2     $    32
     Accounts receivable, less allowance for
         doubtful accounts of $34,709 and $25,550.......    4,829       7,653
     Note receivable from officer.......................       --         100
     Inventories........................................   27,159      27,499
     Prepaid expenses...................................      103         199
     Deferred income taxes..............................      167         167
                                                          -------     -------
         Total current assets...........................   32,260      35,650
     Investment in Chateau Duhart-Milon.................   11,775      12,059
     Property, plant and equipment - net................   19,961      19,865
     Goodwill and trademarks, less amortization
         of $980,395 and  $955,050......................    3,123       3,148
     Other assets.......................................    1,854       1,847
                                                          -------     --------
              Total assets..............................  $68,973     $72,569
                                                          =======     =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Bank lines of credit...............................  $ 7,940     $ 10,239
     Current maturities of long-term obligations........      774          774
     Accounts payable and accrued liabilities...........    1,523        2,565
                                                          -------     --------
         Total current liabilities......................   10,237       13,578
Long-term obligations - less current maturities.........    4,915        5,011
Convertible subordinated debentures.....................    8,500        8,500
Deferred income taxes...................................    1,163        1,073
Minority interest.......................................    3,060        3,025
Shareholders' equity
   Common stock..........................................  41,478       41,556
   Retained earnings (deficit)...........................      64          (66)
   Cumulative foreign currency translation adjustment        (444)        (108)
                                                          -------     --------
         Total shareholders' equity......................  41,098       41,382
                                                          -------     --------
         Total liabilities and shareholders' equity...... $68,973     $ 72,569
                                                          =======     ========





                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited)(in thousands, except per-share data)





                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                            1996          1995
                                                           -------      -------
Gross revenues...........................................  $ 5,396      $ 4,423
     Less excise taxes...................................      150          132
                                                           -------      -------
Net revenues.............................................    5,246        4,291
Cost of wines sold.......................................    3,298        2,794
                                                           -------      -------
     Gross profit                                            1,948        1,497
Selling, general and administrative expenses.............    1,289        1,221
                                                           -------      -------
     Operating income....................................      659          276
Other income (expense)
     Interest expense....................................     (438)        (736)
     Other, net   .......................................      (18)           9
                                                           -------      -------
                                                              (456)        (727)
Equity in net income of Chateau Duhart-Milon.............       52          --
Minority interests.......................................      (35)          (5)
                                                           -------      -------
     Income (loss) before income taxes                         221         (456)
Income tax (benefit) expense.............................       91         (193)
                                                           -------      -------
     Net income (loss)...................................  $   130      $  (263)
                                                           =======      =======

Net income (loss) per common share.......................  $   .02      $  (.05)
Average number of shares used in income (loss)
   per share computation ................................    7,590        4,961





                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                            (unaudited)(in thousands)



                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                            1996          1995
                                                           -------      -------
Cash flows from operating activities:
   Net earnings ......................................     $   130      $  (263)
   Non-cash transactions:
     Depreciation ....................................         320          314
     Amortization ....................................          30           40
     Equity in net income of Chateau Duhart-Milon ....         (52)          --
     Increase in minority interest ...................          35            5
     Loss (gain) on sale of equipment ................          12            3
     Changes in:
       Deferred income taxes .........................          90         (193)
       Accounts receivable ...........................       2,924        1,214
       Inventories ...................................         340          682
       Prepaid expenses and other assets .............          84           17
       Accounts payable and accrued expense ..........      (1,042)      (1,139)
                                                           -------      -------
       Net cash provided (required by) operating
         activities ..................................       2,871          681
                                                           -------      -------

Cash flows from investing activities:
     Capital expenditures ............................        (475)        (200)
     Proceeds from disposal of equipment .............          46           27
                                                           -------      -------
     Net cash used in investing activities ...........        (429)        (173)
                                                           -------      -------

Cash flows from financing activities:
   Net repayments under line of credit agreement .....      (2,298)        (166)
   Repayment of long-term debt .......................         (95)         (95)
   Distribution to minority interest .................          --          (70)
   Net proceeds from issuance of common stock ........          24           (5)
   Purchase and retirement of common stock ...........        (103)          --
                                                           -------      -------
     Net cash provided from financing activities .....      (2,472)        (336)
                                                           -------      -------

Net increase (decrease) in cash ......................         (30)         172
   Cash at beginning of year .........................          32           70
                                                           -------      -------
     Cash at end of period ...........................     $     2      $   242
                                                           =======      =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Consolidated Financial Statements

         The consolidated balance sheet as of March 31, 1996, the consolidated statement of operations for the three-month period ended March 31, 1996 and 1995, and the consolidated statement of changes in financial position for the three-month period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly position, results of operations and changes in financial position at March 31, 1996, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1995 audited financial statements.

NOTE 2 - Seasonal Factors

         The results for the interim periods are not necessarily indicative of the results to be expected for the year, due to seasonal factors.

                          The CHALONE Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month period ended March 31, 1996 and 1995, and the percentage change in such items between the comparable periods in those years.

                                                 Three Months Ended March 31,
                                               ---------------------------------
                                                   Percentage           Percent
                                                 of Wine Sales          Change
                                               -----------------      ---------
                                                                        1994 vs.
                                                1996       1995          1995
                                               -----       -----       --------
   Net revenues.............................   100.0%      100.0%          22.2%
   Cost of sales............................    62.9        65.1           18.0
                                               -----       -----
      Gross profit..........................    37.1        34.9           30.1
   Selling, general and administrative
      expenses..............................    24.6        28.5            5.6
                                               -----       -----
      Operating income......................    12.5         6.4          138.8
   Other income (expense)
      Interest expense......................    (8.3)      (17.2)         (40.5)
      Other, net............................    (0.3)        0.2           --
   Equity in net income of Ch. Duhart-Milon.     1.0                       --
   Minority interests.......................    (0.7)       (0.1)         600.0
                                               -----       -----
      Income (loss) before income taxes.....     4.2       (10.6)      (L ) to P
   Income taxes.............................    (1.7)        4.5       (L ) to P
                                               -----       -----
        Net earnings (loss).................     2.5        (6.1)      (L ) to P
                                               =====       =====

Wine Sales

         Sales for the three months ended March 31, 1996, increased approximately 22% over the comparable period in 1995. This increase was due to increased unit volume from wholesale markets with California leading the way with an increase of 30%. Also contributing to the increased sales were higher average per case realizations with an increase of approximately 6% over the comparable period in 1995. Because of grape supply shortages due to a smaller than normal 1995 harvest, management believes that sales of certain of its wines, while expected to remain at levels higher than 1995, will moderate during the fourth quarter of the year.

Gross Profit

         Gross profit for the three months ended March 31, 1996, increased by approximately 30% from the comparable period in 1995. Gross profits as a percentage of total increased to 37% in 1995 from 35% in the comparable period in 1995. This increase is attributable to changes in the sales mix to higher margin wines coupled with selected price increases. Management believes that the sales mix will continue to improve during the remainder of the year resulting in continued strengthening of the gross margin percentage.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the first quarter of 1996 increased by 6% over the comparable period in 1995. This increase was due primarily to selling expenses related to higher sales levels. Operating expenses as a percentage of sales declined to 25% for the three-month period of 1995 from 29% for the comparable three-month period in 1995.

                          The CHALONE Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

Operating Income

         Operating income for the three months ended March 31, 1996, increased 139% from the comparable period in 1995. This increase was due to higher gross margins and the decrease of operating expenses as a percentage of sales, both discussed above.

Other Income (Expense)

         Interest expense for the three months ended March 31, 1996, decreased by 41% from the comparable period in 1995. This decrease is primarily attributable to lower short-term borrowings made possible by the addition of $4.5 million in new equity and the conversion of $12.4 million of convertible debentures to equity, both occurring in the fourth quarter of 1995.

Equity in Net Income of Chateau  Duhart-Milon

         Effective October 1, 1995, the Company exchanged essentially all of its 11.3% ownership interest in DBR for a 23.5% interest in Societe Civile Chateau Duhart-Milon. The effect of this transaction was to convert an essentially passive 11.3% interest in DBR into an interest in an active, operating vineyard and winery operation accounted for using the equity method of accounting. The Company's 23.5% equity interest in Duhart-Milon's net income for the three months ended March 31, 1996, was $52,000.

Minority Interest

         The Company currently has two ventures in which there is a minority interest. The "minority interest" in earnings (losses) of these ventures for the year ended March 31, 1996, consisted of the following:

                                                                       Minority
                                                                     Interest in
Venture                          Minority Owner            Minority    Earnings
- -------                          --------------               %         (Loss)
                                                           --------  -----------
Edna Valley Vineyard             Paragon Vineyard Co., Inc.  50%      $ 54,816
Canoe Ridge Vineyard, LLC (CRV)  Various                     51%       (20,018)
                                                                      --------
                                                                      $ 34,798
                                                                      ========

         The minority interest in earnings for Edna Valley Vineyard during the three-month period of 1996 represents an increase of 223% from the comparable period in 1995, and was due to higher unit sales and higher per case realizations and the resulting higher profits for the period. Effective January 1, 1996, CanoeCo and Canoe Ridge Winery (CRW) merged into one new Company, Canoe Ridge Vineyard LLC, which the Company owns 50.5%. CRW had its first (and only) complete year of operation in 1995, and essentially sold its entire vintage in that year. Consequently until the next vintage is released in June of this year, only limited amounts of wine were available for sale by CRV during the first quarter of 1996, resulting in a small loss for that period.

         The Company believes that Edna Valley Vineyard will continue to contribute significantly to its income, and hence that this minority interest will continue to increase in the future. Management also believes that CRV will contribute income, and that the minority interest will, therefore, increase.

Net Income

     Net income for the three months ended March 31, 1996, was $130,000, as compared to a loss of $263,000 in the comparable period in 1995, due primarily to higher sales, lower interest costs, and the addition of an equity in net income of Chateau Duhart-Milon, all as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital remained essentially unchanged during the three-month period ending March 31, 1996, at approximately $22,000,000. Normal capital expenditures and planned repayments of long-term debt were offset by the net income achieved after adding back depreciation and amortization.

         At May 7, 1996, the Company had lines of credit totaling $15,700,000 of which $7,560,255 had been drawn.

         The Company is not aware of any potential impairments to its liquidity and believes that its capital resources are adequate to meet the current and historic levels of capital expenditures and liquidity needs of the Company.

                          PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          27  Financial Data Schedule

     (b)  Reports.  None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    The CHALONE Wine Group, Ltd.


Dated:  May 10, 1996                                BY /s/ William L. Hamilton
                                                      ------------------------
                                                    William L. Hamilton
                                                    Executive Vice President
                                                    and Chief Financial Officer