Form 10-Q
period 1996-06-30
CHALONE WINE GROUP LTD
filed 1996-08-14
CIK 742685

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X    No____
                                  -----

The number of shares outstanding of Registrant's Common Stock on August 12, 1996 was 7,600,360.


================================================================================

                          The CHALONE Wine Group, Ltd.

                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Incorporated herein is the following unaudited financial information:

    Consolidated Balance Sheets as of June 30, 1996, and December 31 1995.


    Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1996 and 1995.

    Consolidated Statements of Changes in Financial Position for the three-month and six-month periods ended June 30, 1996 and 1995.

    Notes to Consolidated Financial Statements.

                          The CHALONE Wine Group, Ltd.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                     June 30,    December 31,
                                                       1996         1995
                                                    ---------    ------------
Current assets
   Cash ............................................$      26    $      32
   Accounts receivable, less allowance for
      doubtful accounts of $37,739 and $25,550......    7,071        7,653
   Note receivable from officer.....................       --          100
   Inventories......................................   25,332       27,499
   Prepaid expenses.................................      113          199
   Deferred income taxes............................      167          167
                                                    ---------    ---------
      Total current assets..........................   32,709       35,650

   Investment in Chateau Duhart-Milon...............   11,583       12,059
   Property, plant and equipment - net..............   22,168       19,865
   Goodwill and trademarks, less amortization of
      $1,015,616 and $955,050.......................    3,098        3,148
   Other assets.....................................    1,879        1,847
                                                    ---------    ---------
      Total assets.................................$   71,437    $  72,569
                                                   ==========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Bank lines of credit...........................$     7,989    $  10,239
   Current maturities of long-term obligations....        742          774
   Accounts payable and accrued liabilities.......      2,351        2,565
                                                  -----------    ---------
      Total current liabilities...................     11,082       13,578

Long-term obligations - less current maturities...      5,555        5,011
Convertible subordinated debentures...............      8,500        8,500
Deferred income taxes.............................      1,615        1,073
Minority interest.................................      3,188        3,025
Shareholders' equity
   Common stock...................................     41,497       41,556
   Retained earnings (deficit)....................        717          (66)
   Cumulative foreign currenty translation
      adjustment..................................       (717)        (108)
                                                  -----------    ---------
      Total shareholders' equity.................      41,497       41,382
                                                  -----------    ---------
      Total liabilities and shareholders' equity. $    71,437    $  72,569
                                                  ===========    =========


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited) (in thousands, except per-share data)

                                                             Three Months          Six Months Ended
                                                            Ended June 30,              June 30,
                                                        --------------------    ---------------------
                                                           1996        1995       1996          1995
                                                        --------    --------    --------      -------
Gross revenues ........................................ $  8,449    $  7,411    $13,845       $11,834
   Less excise taxes...................................      235         221        385           353
                                                        --------    --------    -------       -------
Net revenues ..........................................    8,214       7,190     13,460        11,481
Cost of wines sold ....................................    5,044       4,945      8,342         7,739
                                                        --------    --------    -------       -------
   Gross profit........................................    3,170       2,245      5,118         3,742
Operating expenses.....................................    1,707       1,266      2,996         2,487
                                                        --------    --------    -------       -------
   Operating income ...................................    1,463         979      2,122         1,255
Other income (expense)
   Interest expense....................................     (391)       (766)      (829)       (1,502)
   Other, net..........................................       13          83         (5)           92
                                                        --------    --------    -------       -------
                                                            (378)       (683)      (834)       (1,410)
Equity in net income of Chateau Duhart-Milon ..........      148          --        200            --
Minority interests.....................................     (128)       (167)      (163)         (172)
                                                        --------    --------    -------       -------
Income (loss) before income taxes .....................    1,104         128      1,325          (328)
Income tax benefit (expense) ..........................     (451)        (58)      (542)          135
                                                        --------    --------    -------       -------
   Net income (loss) .................................. $    653    $     70    $   783       $  (192)
                                                        ========    ========    =======       =======

Net income (loss) per common share ....................     $.08        $.01       $.10         $(.04)
Average  number of shares used in income  (loss)
   per share computation ..............................    8,158       4,962      8,160         4,962



                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                       4

                          The CHALONE Wine Group, Ltd.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (unaudited)(in thousands)

                                                                 Three Months       Six Months Ended
                                                                Ended June 30,          June 30,
                                                            --------------------  --------------------
                                                               1996        1995     1996        1995
                                                            ---------   --------  --------  ----------
Cash flows from operating activities:
  Net earnings............................................. $    653    $     70   $   783   $   (192)
  Non-cash transactions:
    Depreciation...........................................      309         315       629        629
    Amortization...........................................       31          36        61         76
    Equity in net income of Chateau Duhart-Milon (Duhart)..     (148)         --      (200)        --
    Increase  in  minority  interest ......................      128         167       163        173
    Loss (gain) on sale of equipment.......................        5         (23)       17        (20)
    Changes in:
      Deferred income taxes................................      452          58       542       (135)
      Accounts receivable .................................   (2,242)     (2,414)      682     (1,200)
      Inventories..........................................    1,827       1,710     2,167      2,392
      Prepaid expenses and other assets....................      (41)        (84)       43        (67)
      Accounts payable and accrued expense.................      829         784      (213)      (355)
                                                            --------    --------   -------    -------
      Net cash provided (required by)
       operating activities................................    1,803         619     4,674      1,300
                                                            --------    --------   -------    -------
Cash flows from investing activities:
  Capital expenditures.....................................   (2,523)       (327)   (2,998)      (527)
    Proceeds from disposal of equipment....................        3          51        49         78
      Investment in Duhart.................................       67          --        67         --
                                                            --------    --------   -------    -------
      Net cash used in investing activities................   (2,453)       (276)   (2,882)      (449)
                                                            --------    --------   -------    -------
Cash flows from financing  activities:
  Net repayments under line of credit agreement............      (48)       (373)   (2,250)      (539)
  Repayment of long-term debt..............................     (343)       (147)     (438)      (242)
  Proceeds from long-term debt.............................      950          --       950         --
  Distribution to minority interest........................       --          (6)       --        (76)
  Proceeds from issuance of common stock...................       19          42        43         37
     Purchase and retirement of common stock ..............       --          --      (103)        --
                                                            --------    --------    ------   --------
     Net cash provided from financing activities...........      674        (484)   (1,798)      (820)
                                                            --------    --------    ------   --------
Net increase (decrease) in cash............................       24        (141)       (6)        31
  Cash at beginning of period..............................        2         242        32         70
                                                            --------    --------    ------   --------
     Cash at end of period ................................ $     26    $    101    $   26   $    101
                                                            ========    ========    ======   ========


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                       5

                          The CHALONE Wine Group, Ltd.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Consolidated Financial Statements
      The consolidated balance sheet as of June 30, 1996, the consolidated statement of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statement of changes in financial position for the three-month and six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly position, results of operations and changes in financial position at June 30, 1996, and for all periods presented have been made.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1995, audited financial statements.

NOTE 2 - Seasonal Factors
      The results for the interim periods are not necessarily indicative of the results to be expected for the year, due to seasonal factors.

                          The CHALONE Wine Group, Ltd.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
      The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the percentage change in such items between the comparable periods in those years.

                       Three Months Ended June 30,     Six Months Ended June 30,
                      ----------------------------  ----------------------------
                          Percentage     Percent       Percentage      Percent
                        of Wine Sales    Change      of Wine Sales      Change
                      ---------------   ---------   ---------------   ----------
                                         1995 vs.                       1995 vs.
                       1996      1995     1996       1996     1995       1996
                      ------    ------  ---------   ------   ------   ----------
Wine sales..........  100.0%    100.0%    14.2%     100.0%   100.0%      17.2%
Cost of wines sold..   61.4      68.8      2.0       62.0     67.4        7.8
                      -----     -----               -----    -----
  Gross profit......   38.6      31.2     41.2       38.0     32.6       36.8
Operating expenses..   20.8      17.6     34.9       22.3     21.7       20.5
                      -----     -----               -----    -----
  Operating income     17.8      13.6     49.5       15.7     10.9       69.1
Other income (expense)
  Interest expense..   (4.8)    (10.7)   (48.9)      (6.2)   (13.1)     (44.8)
  Other, net........    0.2       1.2    (84.5)        -       0.8         -
Equity in net income    1.8       -        -          1.5       -          -
Minority interests..   (1.6)     (2.3)   (23.1)      (1.2)    (1.5)      (5.1)
  Income (loss) before
   income taxes.....   13.4       1.8    764.0        9.8     (2.9)        -
Income tax (benefit)
  expense...........   (5.5)     (0.8)   685.1        4.0      1.2         -
                      -----      ----               -----    -----
   Net income (loss)    7.9%      1.0%   828.6        5.8%    (1.7%)       -
                      =====      ====               =====    =====

Wine Sales
      Sales were  $8,449,000  for the second  quarter  ended June 30, 1996,  and
$13,845,000 for the six months then ended. Sales for the three-month and six-month periods increased by 14% and 17%, respectively, over the comparable periods in 1995, due to a combination of unit increases and price increases across all of the Company's product lines. These increases were offset in part by the delay in recognition of some $800,000 in revenues from private label wines, recorded in June of last year, until July, 1996.
Gross Profit
      Gross profit for the three-month and six-month periods ended June 30, 1996, increased approximately 41% and 37%, respectively, over the comparable periods in 1995. These increases were due primarily to the higher sales levels mentioned above. Gross profit as a percentage of sales increased to approximately 38% and 37% for the three-month and six-month periods in 1996 from 31% and 33% in the comparable periods in 1995. The increases were attributable to a change in product mix to higher priced wines with higher gross profit margins and the delay in recognition of lower gross profit private label wines, mentioned above.
Operating Expenses
      Operating expenses include selling, general and administrative expenses. Operating expenses for the three-month and six-month periods increased by 35% and 21%, respectively, from the comparable periods in 1995. These increases are the result of increased selling expenses due to higher selling levels discussed above. Operating

                          The CHALONE Wine Group, Ltd.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

expenses as a percentage of sales for the three-month and six-month periods were 21% and 22%, respectively, compared to 18% and 22% in the comparable periods in 1995. These increases are due primarily to the recognition of selling and administrative expenses typically incurred in the second half of the year. Interest Expense
      Interest expense declined 49% and 45% for the three-month and six-month periods in 1996, over the comparable periods in 1995. These decreases were primarily attributable to lower short-term borrowings made possible by the addition of $4.5 million in new equity and the conversion of $12.4 million of convertible debentures to equity, both occurring in the fourth quarter of 1995. Equity in Net Income of Chateau Duhart-Milon
      Effective October 1, 1995, the Company exchanged essentially all of its 11.3% ownership interest in DBR for a 23.5% interest in Societe Civile Chateau Duhart-Milon (Duhart). The effect of this transaction was to convert an essentially passive 11.3% interest in DBR into an interest in an active, operating vineyard and winery operation accounted for using the equity method of accounting. The Company's 23.5% equity interest in Duhart-Milon's net income for the three-month and six-month periods ended June 30, 1996, were $148,000 and $200,000, respectively.
      The investment in Duhart is denominated in French Francs and accordingly a reserve for currency translation is recorded in the equity section of the balance sheet. The reserve for the six months ended June 30, 1996, was $717,000. At August 9, 1996 that reserve had declined to $515,000.
Minority  Interest

      The Company currently has three ventures in which there is a minority interest. The "minority interest" in earnings (losses) of these ventures for the periods ended June 30, 1996, consisted of the following:

                                                                     Minority Interest in Earnings
                                                                                (Loss)
                                                                     -----------------------------
                                                                         3 Months      6 Months
                                                          Minority        Ended         Ended
                                                          -------
Venture                       Minority Owner                 %       June 30, 1996   June 30, 1996
- -------                       --------------                 -       -------------   -------------

Edna Valley Vineyard (EVV)    Paragon Vineyard Co., Inc.   50.0%      $    89,643     $  144,459
Canoe Ridge Vineyard, LLC
(CRV)                         Various                      49.5%           38,777         18,759
                                                                      -----------     ----------
                                                                      $   128,420     $  163,218
                                                                      ===========     ==========

      The "minority interest" amount for EVV represents an increase of 7% from the comparable period in 1995, and is significantly offset due to lower sales of custom branded wines produced at EVV. Effective January 1, 1996, CanoeCo and Canoe Ridge Winery (CRW) merged into one new Company, CRV, which the Company owns 50.5%. CRW had its first (and only) complete year of operation in 1995, and essentially sold its entire vintage in that year. The 1994 vintage of CRV was released in the second quarter of 1996, and resulted in significantly higher sales and profit levels. The Company believes that EVV and CRV will continue to contribute significantly to its income, and hence that "minority interest" will continue, proportionately.

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

FINANCIAL CONDITION
      The Company's working capital decreased by $945,000 during the six-month period ending June 30, 1996, to $21,628,000, due to normal and planned capital expenditures, and planned repayments of long-term debt.
      At August 12, 1996, the Company had lines of credit totaling $15,700,000 of which $7,031,000 had been drawn.
      The Company is not aware of any potential impairments to its liquidity and believes that its capital resources, including those resulting from and discussed in "SIGNIFICANT EVENT" below, are adequate to meet the current and historic levels of capital expenditures and liquidity needs of the Company.

SIGNIFICANT EVENT
      On July 31, 1996, a wildfire damaged approximately 75% of its producing acreage at the Carmenet Vineyard in Sonoma County. The winery structures and barrel inventory were untouched by the blaze and there were no injuries. The fire was caused by electrical origin and Pacific Gas & Electric Company of California has publicly acknowledged responsibility. The damaged acreage consists of Cabernet Sauvignon, Merlot and Cabernet Franc grapes used for estate bottled wines produced under the Carmenet label. Carmenet currently produces approximately 38,000 cases of wine annually of which approximately 40% are estate bottled. Management is currently assessing the extent of damage caused by the fire and intends to seek compensation for losses suffered.

                          The CHALONE Wine Group, Ltd.

                          PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The  Company's  1996  Annual  Meeting  of  Shareholders  was  held  at the
Company's  executive  offices,  621 Airpark Road, Napa,  California,  on May 13,
1996. In attendance, in person or by proxy, were 6,955,912 shares, or, approximately 91.6% of total shares outstanding. The following actions were taken:

      Election of Directors. All 11 positions on the Company's Board of Directors were to be filled for new one-year terms, and all nominees were duly elected, each nominee receiving in excess of 99% of total shares voted. The directors thus elected, with the precise votes for and against, were:

                 Director                For         Against
                 --------                ---         -------
             Richard H. Graff         6,932,666      23,246
             W. Philip Woodward       6,933,266      22,646
             William L. Hamilton      6,933,133      22,779
             Mark Hojel               6,929,996      25,916
             Yves-Andre Istel         6,932,366      23,546
             C. Richard Kramlich      6,933,166      22,746
             William Myers            6,932,966      22,496
             James H. Niven           6,933,266      22,646
             Philip Plant             6,932,966      22,946
             Eric de Rothschild       6,916,823      39,089
             Christophe Salin         6,927,161      28,751

      Appointment of Auditors. The Board's reappointment of Deloitte & Touche as the Company's certified public accountants received due ratification, with 6,937,976 shares voting for, 7,369 shares voting against, and 10,567 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.  Not applicable.

   (b)  Reports.  None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     The CHALONE Wine Group, Ltd.


Dated:  August 14, 1996              BY /s/ William L. Hamilton
                                     --------------------------------
                                     William L. Hamilton
                                     Executive Vice President
                                     and Chief Financial Officer