Form 10-Q
period 1996-09-30
CHALONE WINE GROUP LTD
filed 1996-11-14
CIK 742685

================================================================================


                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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

The number of shares outstanding of Registrant's Common Stock on October 31, 1996 was 7,611,604.


================================================================================

                          The CHALONE Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Incorporated herein is the following unaudited financial information:

              Consolidated Balance Sheets as of September 30, 1996, and December 31 1995.

              Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1996 and 1995.

              Consolidated Statements of Changes in Financial Position for the three-month and nine-month periods ended September 30, 1996 and 1995.

              Notes to Consolidated Financial Statements.


                                                    The CHALONE Wine Group, Ltd.

                                                     CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                     ASSETS
                                                                                                   September 30,        December 31,
                                                                                                       1996                  1995
                                                                                                     --------              --------
Current assets
     Cash ..............................................................................             $     58              $     32
     Accounts receivable, less allowance for doubtful accounts
         of $34,709 and $25,550 ........................................................                6,244                 7,653
     Note receivable from officer ......................................................                 --                     100
     Inventories .......................................................................               26,922                27,499
     Prepaid expenses ..................................................................                  271                   199
     Deferred income taxes .............................................................                  167                   167
                                                                                                     --------              --------
         Total current assets ..........................................................               33,662                35,650
     Investment in Chateau Duhart-Milon ................................................               11,604                12,059
     Property, plant and equipment - net ...............................................               25,291                19,865
     Goodwill and trademarks, less amortization of $980,395 and
         $955,050 ......................................................................                3,072                 3,148
     Other assets ......................................................................                2,024                 1,847
                                                                                                     --------              --------
              Total assets .............................................................             $ 75,653              $ 72,569
                                                                                                     ========              ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Bank lines of credit ..............................................................             $  7,442              $ 10,239
     Current maturities of long-term obligations .......................................                  772                   774
     Accounts payable and accrued liabilities ..........................................                3,076                 2,565
                                                                                                     --------              --------
         Total current liabilities .....................................................               11,290                13,578
Long-term obligations - less current maturities ........................................                8,235                 5,011
Convertible subordinated debentures ....................................................                8,500                 8,500
Deferred income taxes ..................................................................                2,078                 1,073
Minority interest ......................................................................                3,380                 3,025
Shareholders' equity
   Common stock ........................................................................               41,535                41,556
   Retained earnings (deficit) .........................................................                1,385                   (66)
   Cumulative foreign currency translation adjustment
                                                                                                         (750)                 (108)
                                                                                                     --------              --------
         Total shareholders' equity ....................................................               42,170                41,382
                                                                                                     --------              --------
         Total liabilities and shareholders' equity ....................................             $ 75,653              $ 72,569
                                                                                                     ========              ========


                                             The accompanying notes are an integral part
                                              of the consolidated financial statements


                                                    The CHALONE Wine Group, Ltd.


                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)(in thousands, except per-share data)




                                                                          Three Months Ended                 Nine Months Ended
                                                                            September 30,                      September 30,
                                                                    -----------------------------      -----------------------------
                                                                       1996              1995              1996            1995
                                                                     --------          --------          --------          --------
Gross revenues .............................................         $  8,207          $  5,380          $ 22,052          $ 17,214
     Less excise taxes .....................................              276               146               661               564
                                                                     --------          --------          --------          --------
Net revenues ...............................................            7,931             5,234            21,391            16,650
Cost of wines sold .........................................            4,774             3,299            13,116            10,973
                                                                     --------          --------          --------          --------
     Gross profit ..........................................            3,157             1,935             8,275             5,677
Operating expenses .........................................            1,448             1,238             4,444             3,725
                                                                     --------          --------          --------          --------
     Operating income ......................................            1,709               697             3,831             1,952
Other income (expense)
     Interest expense ......................................             (440)             (743)           (1,269)           (2,245)
     Other, net ............................................               14                15                 9               106
                                                                     --------          --------          --------          --------
                                                                         (426)             (728)           (1,260)           (2,139)
Equity in net income of Chateau Duhart-Milon
                                                                           40              --                 240              --
Minority interests .........................................             (192)              (11)             (355)             (183)
                                                                     --------          --------          --------          --------

   Income (loss) before income taxes .......................            1,131               (42)            2,456              (370)

Income tax benefit (expense) ...............................             (463)               13            (1,005)              149
                                                                     --------          --------          --------          --------
     Net income (loss) .....................................         $    668          $    (29)         $  1,451          $   (221)
                                                                     ========          ========          ========          ========

Net income (loss) per common share                                   $    .08          $   (.01)         $    .18          $   (.04)
Average number of shares used in income
   (loss) per share computation
                                                                        8,073             4,983             8,125             4,968



                                             The accompanying notes are an integral part
                                              of the consolidated financial statements


                                                    The CHALONE Wine Group, Ltd.

                                      CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                                                      (unaudited)(in thousands)

                                                                                 Three Months Ended             Nine Months Ended
                                                                                    September 30,                 September 30,
                                                                              ----------------------------  ------------------------
                                                                                1996           1995           1996           1995
                                                                               -------        -------        -------        -------
Cash flows from operating activities:
   Net earnings ........................................................       $   668        $   (29)       $ 1,451        $  (221)
   Non-cash transactions:
     Depreciation ......................................................           332            293            961            922
     Amortization ......................................................            28             37             89            113
     Equity in net income of Chateau
       Duhart-Milon (Duhart) ...........................................           (40)          --             (240)          --
     Increase in minority interest .....................................           192             10            355            183
     Loss (gain) on sale of
        equipment ......................................................            65             (8)            82            (29)
     Changes in:
       Deferred income taxes ...........................................           463            (14)         1,005           (149)
       Accounts receivable .............................................           826            581          1,508           (619)
       Inventories .....................................................        (1,590)           477            577          2,869
       Prepaid expenses and other assets ...............................          (305)          (120)          (262)          (187)
       Accounts payable and accrued expense.............................           724             93            511           (262)
                                                                               -------        -------        -------        -------
       Net cash provided (required by) operating
         activities ....................................................         1,363          1,320          6,037          2,620
                                                                               -------        -------        -------        -------
Cash flows from investing activities:
   Capital expenditures ................................................        (3,558)        (1,242)        (6,556)        (1,769)
     Proceeds from disposal of
       equipment .......................................................            38             47             87            125
       Investment in Duhart ............................................           (13)          --               54           --
                                                                               -------        -------        -------        -------
       Net cash used in investing activities............................        (3,533)        (1,195)        (6,415)        (1,644)
                                                                               -------        -------        -------        -------
Cash flows from financing activities:
   Net repayments under line of credit agreement........................          (547)          (143)        (2,797)          (682)
   Repayment of long-term debt .........................................           (72)           (86)          (510)          (328)
   Proceeds from long-term debt ........................................         2,782                         3,732
   Distribution to minority interest ...................................          --             --             --              (76)
   Proceeds from issuance of common stock ..............................            39              6             82             43
     Purchase and retirement of common stock............................          --             --             (103)          --
                                                                               -------        -------        -------        -------
     Net cash provided from financing activities........................         2,202           (223)           404         (1,043)
                                                                               -------        -------        -------        -------

Net increase (decrease) in cash ........................................            32            (98)            26            (67)
   Cash at beginning of period .........................................            26            101             32             70
                                                                               -------        -------        -------        -------
     Cash at end of period .............................................       $    58        $     3        $    58        $     3
                                                                               =======        =======        =======        =======

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Consolidated Financial Statements
         The consolidated balance sheet as of September 30, 1996, the consolidated statement of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statement of changes in financial position for the three-month and nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly position, results of operations and changes in financial position at September 30, 1996, and for all periods presented have been made.
         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1995, audited financial statements.

NOTE 2 - Seasonal Factors
         The results for the interim periods are not necessarily indicative of the results to be expected for the year, due to seasonal factors.


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
         The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the percentage change in such items between the comparable periods in those years.


                                    Three Months Ended September 30,          Nine Months Ended September 30,
                                ---------------------------------------   --------------------------------------
                                      Percentage          Percent               Percentage            Percent
                                    of Wine Sales          Change             of Wine Sales           Change
                                -----------------------   ----------      -----------------------   ------------
                                                            1995 vs.                                 1995 vs.
                                  1996         1995           1996          1996          1995         1996
                                ----------   ----------   -------------   ----------    ---------   ------------
Wine sales................        100.0%       100.0%         51.5%         100.0%        100.0%        28.5%
Cost of wines sold........         60.2         63.0          44.7           61.3          65.9         19.5
                                ----------   ----------                   ----------    ---------
   Gross profit...........         39.8         37.0          63.2           38.7          34.1         45.7
Operating expenses........         18.3         23.7          17.0           20.8          22.4         19.3
                                ----------   ----------                   ----------    ---------
   Operating income.......         21.5         13.3         145.2           17.9          11.7         96.3
Other income (expense)
   Interest expense.......         (5.5)       (14.2)        (40.8)          (6.4)        (13.5)       (43.5)
   Other, net.............          0.2          0.3          (6.7)           -             0.6          -
Equity in net income......           .5          -             -              1.1           -            -
Minority interests........         (2.4)        (0.2)          -             (1.7)         (1.1)        94.0
   Income (loss) before income
    taxes.................         14.3         (0.8)          -             11.5          (2.2)         -
Income tax (benefit) expense
                                   (5.8)         0.2           -             (4.7)          0.9          -
                                ----------   ----------                   ----------    ---------
     Net income (loss)....          8.4%        (0.6)%         -              6.8%         (1.3)%)       -
                                ==========   ==========                   ==========    =========

Revenues
         Net revenues were $7,931,000 for the third quarter ended September 30, 1996, and $21,391,000 for the nine months then ended. Sales for the three-month and nine-month periods increased by 52% and 29%, respectively, over the comparable periods in 1995, due to a combination of unit increases and price increases across all of the Company's product lines.

Gross Profit
         Gross profit for the three-month and nine-month periods ended September 30, 1996, increased approximately 63% and 46%, respectively, over the comparable periods in 1995. These increases were due primarily to the higher sales levels mentioned above. Gross profit as a percentage of sales increased to approximately 40% and 39% for the three-month and nine-month periods in 1996 from 37% and 34% in the comparable periods in 1995. The increases were attributable to a change in product mix to higher priced wines with higher gross profit margins coupled with selected price increases on certain of the Company's wines.

Operating Expenses
         Operating expenses include selling, general and administrative expenses. Operating expenses for the three-month and nine-month periods increased by 17% and 19%, respectively, from the comparable periods in 1995. These increases are the result of increased selling expenses due to higher selling levels discussed above. Operating expenses as a percentage of sales for the three-month and nine-month periods were 18%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and 21%, respectively, compared to 24% and 22% in the comparable periods in 1995. These decreases were due to selling and administrative expenses increasing at a rate slower than increases in revenues.

Interest Expense
         Interest expense declined 41% and 44% for the three-month and nine-month periods in 1996, over the comparable periods in 1995. These decreases were primarily attributable to lower short-term borrowings made possible by the addition of $4.5 million in new equity and the conversion of $12.4 million of convertible debentures to equity, both reflected in the fourth quarter of 1995, coupled with increased cash flows resulting from profits generated during the periods covered.

Equity in Net Income of Chateau Duhart-Milon
         Effective October 1, 1995, the Company exchanged essentially all of its 11.3% ownership interest in DBR for a 23.5% interest in Societe Civile Chateau Duhart-Milon (Duhart). The effect of this transaction was to convert an essentially passive 11.3% interest in DBR into an interest in an active, operating vineyard and winery operation accounted for using the equity method of accounting. The Company's 23.5% equity interest in Duhart-Milon's net income for the three-month and nine-month periods ended September 30, 1996, were $40,000 and $240,000, respectively.
         The investment in Duhart is denominated in French Francs and accordingly a reserve for currency translation is recorded in the equity section of the balance sheet. The reserve for the nine months ended September 30, 1996, was $750,000. At November 11, 1996 that reserve had declined to approximately $524,000.

Minority Interest
         The  Company  currently  has two  ventures in which there is a minority interest. The "minority interest" in earnings (losses) of these ventures for the periods ended September 30, 1996, consisted of the following:
                                                                                      Minority Interest in Earnings
                                                                                     ---------------------------------
                                                                                        3 Months          9 Months
                                                                          Minority       Ended              Ended
Venture                                Minority Owner                        %       Sept 30, 1996       Sept 30, 1996
-------                                --------------                       ---      -------------       -------------
Edna Valley Vineyard (EVV)             Paragon Vineyard Co., Inc.           50.0%    $    159,892        $    304,351
Canoe Ridge Vineyard, LLC (CRV)
                                       Various                              49.5%          31,517             50,276
                                                                                     -------------       -------------
                                                                                     $    191,409        $   354,627
                                                                                     =============       =============


         The "minority interest" amount for EVV represents an increase of 45% from the comparable nine-month period in 1995, resulting from increased sales and profits for the EVV Joint Venture. Effective January 1, 1996, CanoeCo and Canoe Ridge Winery (CRW) merged into one new Company, CRV, which the Company owns 50.5%. CRW had its first (and only) complete year of operation in 1995, and essentially sold its entire vintage in that year. The Company believes that EVV and CRV will continue to contribute significantly to its income, and hence that "minority interest" will continue, proportionately.

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

FINANCIAL CONDITION
         The  Company's   working  capital  increased  by  $300,000  during  the
nine-month period ending September 30, 1996, to $22,372,000, due to increased profits for the period.

         At November 11, 1996, the Company had lines of credit totaling $16,300,000 of which $7,016,000 had been drawn.

         The Company is not aware of any potential impairments to its liquidity and believes that its capital resources, including those resulting from and discussed in "SIGNIFICANT EVENT" below, are adequate to meet the current and historic levels of capital expenditures and liquidity needs of the Company.

SIGNIFICANT EVENT
         On July 31, 1996, a wildfire damaged approximately 75% of its producing acreage at the Carmenet Vineyard in Sonoma County. The winery structures and barrel inventory were untouched by the blaze and there were no injuries. The fire was caused by electrical origin and Pacific Gas & Electric Company of California has publicly acknowledged responsibility. The damaged acreage consists of Cabernet Sauvignon, Merlot and Cabernet Franc grapes used for estate bottled wines produced under the Carmenet label. Carmenet currently produces approximately 38,000 cases of wine annually of which approximately 40% are estate bottled. Management is currently assessing the extent of damage caused by the fire and is in discussions with Pacific Gas & Electric regarding compensation for losses suffered.

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


                                             The CHALONE Wine Group, Ltd.


Dated:  November 14, 1996                    BY /s/ William L. Hamilton
                                               ------------------------
                                             William L. Hamilton
                                             Executive Vice President
                                             and Chief Financial Officer