Form 10-K
period 1996-12-31
CHALONE WINE GROUP LTD
filed 1997-03-28
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13406


                          The CHALONE Wine Group, Ltd.
             (Exact name of registrant as specified in its charter)

          California                                          94-1696731
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)

       621 Airpark Road
           Napa, CA                                             94558
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

                                  Yes X     No
                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 4, 1997, there were 2,867,020 shares of the Company's voting no par value common stock, with an aggregate market value of $32,970,730 held by non-affiliates. (For purposes of this required presentation, the registrant has deemed its directors, executive officers, Domaines Barons de Rothschild (Lafite) and Hook Fiancial Inc. to be affiliates, and has deducted the outstanding shares held by them collectively from the total of 7,648,675 shares issued and outstanding.)

                       Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of The Chalone Wine Group, Ltd. to be filed within 120 days after the end of registrant's fiscal year ended December 31, 1996 (the "Proxy Statement") are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Business.

     a. General Development of Business.

     The Chalone Wine Group, Ltd. was incorporated under the laws of the State of California on June 27, 1969. Unless otherwise indicated the term "Company", as used in this report, refers to The Chalone Wine Group, Ltd. and its consolidated subsidiaries. It became a publicly held reporting company as the result of an initial public offering in May of 1984. The Company is, to its knowledge, one of only three publicly held U.S. corporations whose sole activity is in the production, marketing and selling of premium-priced wines in the $10 per bottle and up categories.

     The Company produces, markets and sells premium white and red varietal table wines, primarily Chardonnay, Pinot Noir, Cabernet Sauvignon and Sauvignon Blanc. The Company operates five wineries: four located in different counties of California and one located in eastern Washington State. The Company's California wines are made principally from grapes grown at its Chalone Vineyard and Carmenet Vineyard facilities (see "Significant Event," below), at vineyards owned by the Company's partner in the Edna Valley Vineyard Joint Venture (see "Property--Edna Valley Vineyard," below), and, for the Company's Acacia Winery facility (see "Property--Acacia Vineyard," below), from grapes principally grown at two Company-owned vineyards adjacent to the winery, the Marina Vineyard which is managed and one-half owned by the Company and at neighboring independent vineyards. The wines of the Washington State winery are made from grapes grown at a nearby vineyard, (see "Property -- Canoe Ridge Vineyard"). The Company's wines are sold primarily in the premium-priced segment of the table wine market under the labels "Chalone Vineyard," "Edna Valley Vineyard," "Carmenet," "Acacia" and "Canoe Ridge Vineyard."

     In addition and as a result of an investment in the Company by Domaines Barons de Rothschild (Lafite) ("DBR"), the Company receives an allocation of the wines of DBR, including the wines of Chateau Lafite-Rothschild and Chateau Duhart-Milon ("Duhart-Milon"), for sale primarily to the Company's shareholders.

     Significant Event

     As previously disclosed, on July 31, 1996, a wildfire damaged approximately 75% of the producing acreage at the Company's Carmenet Vineyard, located in Sonoma, California. Carmenet's winery structures and barrel inventory were untouched by the blaze and no people were injured. The damaged acreage was planted to Cabernet Sauvignon, Merlot and Cabernet Franc grapes used for Estate Bottled wines produced under the Carmenet label. Prior to the fire, Carmenet produced approximately 38,000 cases of wine annually (of which a significant proportion was Estate Bottled). Carmenet's 1996 grape harvest was reduced roughly in proportion to the damage to the vineyard's overall producing acreage caused by the blaze. The Company is currently evaluating whether the grapes harvested from the unburned acreage sustained smoke-damage that would prevent their use in the production of Carmenet wines.

     The Company has cleared the damaged vines and expects to replant approximately 75% of the damaged acreage in 1997, with the remainder being replanted over the next two years. Historically, newly planted vines will begin to produce production-quality grapes in approximately three years, though vines typically take approximately seven years to return to the full production levels that pre-dated the fire. Until the damaged acreage returns to full production, Carmenet's ability to make Estate Bottled wines will be limited. In order to supplement Carmenet's harvest, the Company will attempt to buy suitable grapes on the open market; however, there can be no assurance that grapes of suitable quality or variety will be available, in sufficient quantity or on terms acceptable to the Company.

     Preliminary investigation indicates that the fire was caused by the electrical lines of Pacific Gas & Electric Company ("PG&E"). In public statements, PG&E has acknowledged (1) that its own preliminary investigation indicates PG&E's responsibility for the fire and (2) that PG&E is responsible for the resulting damages. In January, 1997, PG&E made an advance to the Company of $425,000 for costs related to the fire; however, when making the advance, PG&E admitted no liability and has reserved all rights with respect to the advance. The Company identified certain inventory and vineyard assets that were destroyed by the fire and has reclassified these costs to Other Receivable as of December 31, 1996. The Company's discussions with PG&E are on-going. The Company believes that it will be reimbursed for losses resulting from the fire, and as a result does not expect that the fire damage will have a material adverse effect on the Company's financial position or operating results.

     b. Financial Information about Industry Segments.

     Although the Company operates five different wineries, and also distributes certain French, Chilean, Portuguese and Mexican wines and small quantities of domestic wines of other producers in the United States, the marketing and sales of all of the wines are handled on a consolidated basis, in all of the Company's distribution channels. Hence, all of the Company's business is considered to be within a single industry segment.
                                       2.

     c. Narrative Description of Business.

     Overview

     The Company owns, either wholly or in partnership with others, six wineries, five of which have related vineyards, in the United States and France.
The specific ownership is as follows:



               Property            Ownership        Form of Ownership                      Location
               --------            ---------        -----------------                      --------
      Chalone Vineyard              100.0%      Chalone Wine Group, Ltd.              Soledad, California
      Carmenet Winery               100.0%      Chalone Wine Group, Ltd.              Sonoma, California
      Acacia Winery                 100.0%      Chalone Wine Group, Ltd.              Napa, California
      Marina Vineyard (Acacia)       50.0%      Partnership                           Napa, California
      Edna Valley Vineyard           50.0%      Partnership                           San Luis Obispo, California
      Canoe Ridge Vineyard           50.5%      Limited liability company             Walla Walla, Washington
                                                 (effective January 1, 1996)
      Chateau Duhart-Milon           23.5%      Partnership                           Pauillac, France



     With the exception of Chateau Duhart-Milon ("Duhart-Milon"), the Company manages and operates all of the above properties and consolidates the results of their operations. The Company accounts for its investment in Duhart-Milon using the equity method of accounting.

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

     The Company markets its wines through specialty wine shops and grocery stores, fine restaurants, hotels and private clubs in 50 states, the District of Columbia, Puerto Rico, Bermuda and other islands in the Caribbean, Canada, England, continental Europe, Hong Kong and Japan; directly from its wineries; and through direct mail order sales in California and other states where legally permitted. In addition, the Company sells custom branded wines where the brand is owned by the purchaser.

     By growing and purchasing its grapes and producing its wines at five separate locations, the Company lessens the potential impact of any interruption or disruption of wine production at any one facility.

     A detailed description of the Company's properties and the operations at each is set forth at Item 2, Properties.

     Vineyard Practices

     The Company believes that the soils and climates of the vineyards from which it obtains its grapes are particularly suitable for the particular varieties of grapes grown at each of them. Like most mountain vineyards, Chalone Vineyard and Carmenet Vineyard typically produce lower yields of grapes than valley vineyards. The yield of grapes per acre from the vineyards in the cool Carneros District of the Napa Valley, from which the Acacia wines are made, tend to be higher than at Chalone Vineyard and Carmenet Vineyard, but are still significantly lower than average for California. The Canoe Ridge Vineyard is being managed for a lower than average yield for Washington State.

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

     Many vineyards, particularly those in Northern California, have been infested with phylloxera, a root louse that renders a vine unproductive within a few years following infestation. The current strain of phylloxera primarily affects vines of a certain type. The Company's vineyard properties are primarily planted to different rootstocks believed to be resistant to phylloxera.

However, there can be no assurance that the Company's existing vineyards or the rootstocks the Company is now using in its planting and replanting programs will not in the future become susceptible to current or new strains of phylloxera, plant insects or diseases, any of which could adversely affect the Company.

     Winemaking Practices

     The winemaking practices used by the Company are derived primarily from the traditional methods of France, adapted to the particular requirements of California. The Company believes that these methods, requiring a substantial amount of hand labor, produce the best wines. At the Chalone Vineyard and Edna Valley Vineyard facilities. The Company follows the traditional winemaking practices of the Cote d'Or in the Burgundy region of France. The wines are made from single grape varieties, principally Pinot Noir and Chardonnay. The winemaking practices at Acacia Winery, although differing in some degree from those at Chalone Vineyard and Edna Valley Vineyard, also follow Burgundian winemaking practices and produce wines from single grape varieties. At Carmenet Vineyard, the Company follows the practices of the Medoc and Graves districts in the Bordeaux region of France, whose wines are generally made from a blend of varieties. The red wine made by Carmenet is a blend of Cabernet Sauvignon and varying amounts of Merlot and Cabernet Franc, and the Carmenet white wine is a blend of Sauvignon Blanc and Semillon. The wines produced at the Canoe Ridge Vineyard facility are Merlot, Cabernet Sauvignon and Chardonnay. The Canoe Ridge Merlot is a blend of 85% Merlot and 15% Cabernet Sauvignon, principally utilizing state of the art techniques with the goal of producing the finest Washington State wines.

     Each of the Company's wineries is directed and managed by its own winemaker. Each of the wineries is designated as a separate profit center, each with its own General Manager, who is in most instances the winemaker. All five wineries, including Canoe Ridge Vineyard, operate under the overall supervision of the Company's Vice President, Production.

     The Company imports approximately 70% of its oak barrels from Burgundy and Bordeaux, with the remainder produced in the United States. The wine bottles used by the Company are made to the Company's specifications in the United States and France and are closed with the finest quality imported corks, branded with the particular winery's name.

     The Company operates on the principle that winemaking is a natural process best managed with a minimum of intervention, but requiring the attention and dedication of the winemaker. The Company uses modern laboratory equipment and techniques to monitor the progress of each wine through all stages of the winemaking process.

     Wine Production and Wines

     The following table sets forth the wine production of the Company, for calendar years 1996, 1995 and 1994:

                                                                VINTAGE YEAR
                                 ------------------------------------------------------------------------------
                                           1996                      1995                        1994
                                 -----------------------    -----------------------     -----------------------
                                   Equivalent                 Equivalent                 Equivalent
                                   Number of     % of         Number of      % of         Number of     % of
                                     Cases       Total          Cases        Total          Cases       Total
                                 -------------  --------     ------------   --------    -------------  --------
         Chardonnay.............   151,900         62%         126,500         59%        138,000         68%
         Sauvignon Blanc........     7,200          3%           6,000          3%          6,600          3%
         Pinot Blanc............     5,900          2%           7,600          4%          7,100          3%
         Other white wines......     2,700          1%           3,200          1%          2,500          1%
                                 -------------  --------     ------------   --------    -------------  --------
             Total white wines..   167,700         68%         143,300         67%        154,200         75%
                                 -------------  --------     ------------   --------    -------------  --------
         Pinot Noir.............    35,100         14%          27,300         13%         23,000         11%
         Cabernet Sauvignon.....    26,300         11%          25,500         12%         21,200         10%
         Merlot.................    14,700          6%          13,200          6%          7,400          3%
         Other red wines........     1,400          1%           4,400          2%          1,100          1%
                                 -------------  --------     ------------   --------    -------------  --------
             Total red wines....    77,500         32%          70,400         33%         52,700         25%
                                 =============  ========     ============   ========    =============  ========
              Total production..   245,200        100%         213,700        100%        206,900        100%
                                 =============  ========     ============   ========    =============  ========

     The Company's wines are fermented and aged primarily in new and used barrels before they are bottled. White wines are aged for between six and nine months and red wines for between nine and eighteen months after harvest. The wine is then bottled and stored for further aging. White wines are released between three months and two years after bottling, while red wines are released between one to three years after bottling.









     Although the Company's wines are ready to be consumed when sold, it generally takes from one to two years, or longer, for the wine to develop fully. The Company usually recommends that its white wines be cellared by the purchaser for between one to five years and its red wines for between two to ten years, depending on the vintage and variety.

     The Company bottles its wines primarily under the "Chalone Vineyard," "Edna Valley Vineyard," "Carmenet," "Acacia" and "Canoe Ridge Vineyard" labels.

     The "Chalone Vineyard" label is known primarily for Chardonnay, Pinot Blanc and Pinot Noir. The Company has sold Chalone Vineyard Chardonnay , Pinot Blanc and Pinot Noir since 1970. In addition, the Company bottles small quantities of Chenin Blanc under the Chalone Vineyard label. All wines sold under this label are produced from grapes grown by the Company at the Chalone Vineyard facility or under the Company's control at adjacent vineyards, and are Estate Bottled.

     The Company produces Chardonnay and Pinot Noir wines under the "Edna Valley Vineyard" label. The Company's first release of wines under the Edna Valley Vineyard label was approximately 359 cases of 1979 vintage Chardonnay, released in 1980. The majority of wines sold under the Edna Valley Vineyard label are produced from grapes grown by Paragon Vineyard Co., Inc. ("Paragon"), the Company's partner in the Edna Valley Vineyard Joint Venture, and are Estate Bottled.

     The Company produces Chardonnay and Pinot Noir wines under the "Acacia" label. Most of the grapes for the production of the Pinot Noir and approximately two-thirds of the grapes for the Chardonnay are acquired at competitive prices from various vineyards in the Napa Valley, in most cases pursuant to grape purchase contracts. The remaining Chardonnay and Pinot Noir grapes are grown on the 42 acre Marina Vineyard, a vineyard that surrounds the winery facility, and on the vineyard adjacent to the winery facility which the Company purchased in 1996.

     The Company produces and markets Bordeaux-style "Meritage" red and white wines under the "Carmenet" label. The Carmenet red wine is made from Cabernet Sauvignon, Merlot and Cabernet Franc grapes grown at the Carmenet Vineyard facility, is Estate Bottled and bears the "Sonoma Valley" viticultural area designation. Additionally, the Company produces a red wine under the "Carmenet Dynamite" label, which is made from Cabernet Sauvignon grapes and bulk wine purchased from various vineyards in the North Coast area of California. The Carmenet white wine is made from Sauvignon Blanc and Semillon grapes purchased from Paragon under a grape purchase agreement and bears the "Edna Valley" designation.

     The Canoe Ridge Vineyard, which commenced operations in 1994, produces Merlot, Cabernet Sauvignon and Chardonnay wines under the "Canoe Ridge Vineyard" label. The grapes for these wines are grown at the Company's vineyard in Benton County, Washington. The wines produced at this facility will, at least for the near future, bear the "Columbia Valley" viticultural area designation.

     In addition to its primary label wines, the Company bottles Chardonnay, Cabernet Sauvignon and Pinot Noir under various custom brands.

     Imported Wines

     As a result of the Company's investment in Duhart-Milon of the Pauillac region of Bordeaux, the Company receives an allocation of the wines of Duhart-Milon for sale both in the wholesale market and to the Company's shareholders. Additionally and as a result of investments by DBR in the Chalone Wine Group, which commenced in 1989, the Company receives an allocation of the wines of DBR, including the wines of Chateau Lafite-Rothschild and Chateau L'Evangile of the Pauillac and Pomerol regions of Bordeaux, respectively, and of Chateau Rieussec of the Sauternes region of Bordeaux, for sale primarily to the Company's shareholders. DBR also produces a Pauillac wine exclusively for the Company.

     Other Domestic Wines

     The Company markets the wines of Woodward Canyon, located in Washington State's Columbia Valley, and also markets the Rhone Valley style wines of Jade Mountain, located in the Napa Valley.

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



     The Company's wines are marketed through specialty wine shops and grocery stores, selected restaurants, hotels and private clubs across the country and in certain overseas markets; through mailing list sales within California and elsewhere as legally permitted; and, in limited quantities, directly from its wineries. The Company does limited advertising, relying also on word-of-mouth recommendations, wine tastings, articles in various publications and promotional activities by the Company to increase public awareness of its wines.

     The Company sells its wines through direct sales, independent distributors, brokers and its mailing list. These various channels are employed as follows:

     Sales Outside California

     Sales of the Company's wines outside California, in other states and in the international market, are handled by carefully selected independent distributors. In 1993, the Company established a sales and marketing division, operating as Chalone Wine Estates, headed by the Company's Vice President, Sales, to supervise and coordinate this major component of the Company's business, as well as the Company's increasingly important custom brands operations under which the Company produces wines under the purchaser's brand. Additionally, the Company employs a number of regional sales managers who work directly with the distributors in the particular region and their customers.

     The Company's wines are marketed, outside of California, in 49 states, the District of Columbia, Puerto Rico, and, internationally, in Bermuda and other Caribbean islands, Canada, England, continental Europe, Hong Kong and Japan.

     Sales Within California

     Sales of the Company's wines within California are made both through the Company's own sales force and through a wholesale marketer, which acts in the capacity of a broker.

     The Company offers its reserve wines, older wines and other special wines to its shareholders, currently numbering in excess of 11,000, as well as to other consumers, directly from its centralized distribution center by phone or mail order. The Company sends two major offerings to all mail-order customers each year and frequent additional catalogs exclusively to and for our shareholders. The Company confines direct mail shipments to purchasers with addresses in California and a handful of other states which have reciprocal cross-sale arrangements with the State of California, because of legal restrictions on direct retail sales in other states. Additionally, the Company typically provides two or three travel programs a year for shareholders to various wine-growing regions of the world. In the past, the Company has provided travel programs to France, Chile, Australia, Portugal, South Africa, Italy and most recently to New Zealand.

     Shareholders of the Company are afforded certain additional benefits over those provided to mail-order customers at large. Certain wines of limited production are offered only to shareholders. Beneficial owners of 100 shares or more of the Company's common stock are entitled to a 20%-30% discount from retail prices on all mail-order or other direct purchases from the Company. The Company has also provided annual discounts to shareholders based on their shareholdings in the form of a "Wine Dividend Credit" which allows shareholders owning 100 or more shares to receive a credit towards the purchase of wines during the duration of the program. The Wine Dividend Credit may be used for up to 50% of the wine value of an order and is generally offered in the fall of each year. In 1996, the credit amount was $.11 per share.

     Case Sales by Method of Distribution

     The  following  table sets forth case sales by the Company by  distribution  method for  calendar  years 1996,
1995 and 1994.

                                                1996                      1995                       1994
                                        ----------------------    ----------------------     ----------------------
                                         Equivalent                Equivalent                 Equivalent
                                         Number of      % of        Number of     % of         Number of     % of
                                           Cases        Total         Cases       Total         Cases       Total
                                        ------------   --------   -------------  --------    ------------   -------
  Independent distributors
       United States..................    121,403         41%       108,831         40%         82,519         39%
       International..................     12,574          4%         8,457          3%          6,057          3%
                                        ------------   --------   -------------  --------    ------------   -------
           Total distributors.........    133,977         45%       117,288         43%         88,576         42%
                                        ------------   --------   -------------  --------    ------------   -------
  Company direct
       California wholesale...........     85,378         29%        70,330         26%         75,078         35%
       Custom brands..................     52,233         17%        63,442         24%         29,604         14%
       Catalog and winery retail......     27,454          9%        19,247          7%         19,562          9%
                                        ------------   --------   -------------  --------    ------------   -------
           Total Company direct.......    165,065         55%       153,019         57%        124,244         58%
                                        ============   ========   =============  ========    ============   =======
  Total...............................    299,042        100%       270,307        100%        212,820        100%
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

     Competition

     The wine industry is highly competitive. In a broad sense, wines may be considered to compete with all beverages, including non-alcoholic beverages. However, the Company believes that its primary competitors consist of approximately 160 wineries in California, as well as a number of wineries in Washington and Oregon, which produce wines in the premium-priced segment of the table wine market. The Company's wines, including the wines of DBR and others distributed by the Company, also compete with imported wines, particularly those from the Burgundy and Bordeaux regions of France and, to a lesser extent, those of Italy, Chile and Australia.

     The Company believes that the principal competitive factors in its wine industry segment are label recognition, product quality and price. The Company believes it generally competes favorably with respect to these factors. As production from all of its wineries continues to increase (with the exception of Carmenet), however, the Company's future sales may be adversely affected by the competition described above and by competition from new market entrants.

     Employees

     On December 31, 1996, the Company had 93 full-time employees, 40 of whom were involved in grape growing and winemaking and 53 of whom were in sales and administration. During the spring and summer, the Company adds approximately 11 to 16 part-time employees for vineyard care and maintenance and 70 to 90 part-time employees for the spring bottling. In the autumn, up to 50 additional part-time employees are hired for the grape harvest and another 15 for winery work.

     None of the employees of the Company, its subsidiary or of either of the joint ventures are represented by a union. The Company believes that its and the joint ventures' wage rates and benefits are competitive with those of other companies in the industry and that its and the joint ventures' relations with their respective employees are excellent.

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

     Trademarks

     CHALONE VINEYARD, CARMENET, and the ACACIA "A" plus DESIGN are federally registered trademarks owned by the Company. EDNA VALLEY VINEYARD is a federally registered trademark owned by Paragon and licensed exclusively to the Edna Valley Vineyard Joint Venture. In December of 1994 the Company received a Certificate of Registration for the CANOE RIDGE mark, and in January of 1995 filed an assignment of that federal registration to the Washington State subsidiary. The Company's principal marks are also registered in Japan, with the Japanese Patent Office. These trademarks are of significant importance to the Company's business as label and brand recognition are important means of competition within the wine industry.

     Seasonality

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for a discussion of the seasonal nature of the Company's business.

Item 2. Properties.

     The  Company's  principal  winemaking  activities  are  conducted  at  five locations, four in California and one in eastern Washington. The following table shows the producing acreage,  by grape variety,  at the various vineyards owned, in whole or in part, by the Company:
                                                                            At December 31, 1996
                                                                            --------------------
                                                           Producing       Developing       Unplanted        Total
                                                           ----------------------------------------------------------
     Chalone Vineyard:
           Chardonnay                                            104          --            --              104
           Pinot Noir                                             39               7        --               46
           Pinot Blanc                                            32          --            --               32
           Chenin Blanc                                            7          --            --                7
           Mourvedre                                               2          --            --                2
           Unplanted                                            --            --             394            394
                                                           ----------------------------------------------------------
                                                                 184               7         394            585
                                                           ----------------------------------------------------------
     Carmenet Vineyard:
           Cabernet Sauvignon, Merlot, Cabernet Franc             27              38        --               65
           Unplanted                                            --            --              15             15
                                                           ----------------------------------------------------------
                                                                  27              38          15             80
                                                           ----------------------------------------------------------
     Acacia Winery (including leasehold interest):
           Chardonnay                                             41          --            --               41
           Pinot Noir                                             15              45        --               60
           Unplanted                                            --            --               4              4
                                                           ----------------------------------------------------------
                                                                  56              45           4            105
                                                           ----------------------------------------------------------
     Canoe Ridge Vineyard (including minority interest):
           Cabernet Sauvignon                                     32          --            --               32
           Merlot                                                 39          --            --               39
           Chardonnay                                             30          --            --               30
           Unplanted                                            --            --              81             81
                                                           ----------------------------------------------------------
                                                                 101                          81            182
                                                           ==========================================================
                Total Acreage                                    368              90         494            952
                                                           ==========================================================

     Chalone Vineyard

     Chalone Vineyard is located on approximately 800 acres in Monterey, California, approximately 1,500 feet above the floor of the Salinas Valley, in a viticultural area called "Chalone." The soil is composed of volcanic rock over a bed of limestone, and is similar to the soil found in the Burgundy region of France. The elevation of the vineyard provides natural protection against frost. The area surrounding the vineyard has an average annual rainfall of 14 inches. The Company's water needs are supplemented by a reservoir and a well, which the Company believes will supply sufficient water for the vineyard's current and future needs, using a drip irrigation system.

     Chalone Vineyard was established in the early 1920s and is the oldest commercial vineyard in Monterey County. The Company has produced premium wines from the vineyard since 1969, when it acquired the vineyard from a director of the Company, Richard H. Graff.

     The winery's property includes a tasting room, dining facilities for private parties and approximately 8,500 square feet of caves for barrel storage. The winery's current production capacity is 50,000 cases.

     The Company produces primarily Chardonnay and Pinot Noir at this facility and markets these wines under the "Chalone Vineyard" and "Gavilan" labels.

     Carmenet Vineyard

     Carmenet Vineyard consists of approximately 300 acres in Sonoma County, California, located in the "Sonoma Valley" viticultural area. On July 31, 1996, a fire at the vineyard damaged approximately 75% of its producing acres. These acres were planted to Cabernet Sauvignon, Merlot and Cabernet Franc. The Company is currently replanting these acres with essentially the same varieties (see "Significant Event," above).

     The vineyard is situated in the Mayacamas Mountains just north of the town of Sonoma, at an elevation of about 1,200 feet. The grapevines are grown on steep hillsides in rocky, well-drained soil. The average rainfall is 30 inches. The Company's water needs are supplemented by two wells, which the Company believes will supply sufficient water for the vineyard's current and future needs, using a drip irrigation system. As at Chalone Vineyard, the elevation of Carmenet Vineyard provides natural protection against frost.

     The winery contains, in addition to the production area, a reception area, dining facilities for customers and guests, and 15,000 square feet of barrel caves. The barrel caves are bored into a solid rock hillside adjacent to the fermentation building and provide the proper environment for aging wine in barrels without artificial temperature control. The winery has an annual production capacity of approximately 38,000 cases.

     The Company principally produces Bordeaux-style red and white wines at this winery and markets these wines under the "Carmenet" label.

     Edna Valley Vineyard

     Edna Valley Vineyard (the "Joint Venture") operates a winery in San Luis Obispo County, California, located in the "Edna Valley" viticultural area. The Joint Venture is 50% owned by the Company and 50% owned by Paragon, subject to an agreement between the Company and Paragon entered into in December 1996 (the "Edna Valley Agreement"). Pursuant to the terms of the Edna Valley Agreement, the Company is obligated to make certain substantial future payments in order to maintain its 50% ownership interest in the Joint Venture and to make the term of the Joint Venture perpetual.

     The Company, as managing joint venturer, manages and supervises the winery operations, and sells and distributes the wine. The winery, located at the site of the Paragon Vineyards, is owned by the Joint Venture. The Joint Venture leases the property on which the winery sits under a ground lease from Paragon. The lease was amended as of December 1996 to include additional land necessary for the expansion of the winery.

     Under the terms of a grape purchase agreement, which was amended and restated on January 1, 1997, Paragon sells fixed quantities of Chardonnay grapes to the Joint Venture, at prices calculated by reference to the average prices paid for Chardonnay grapes in Napa County during the preceding year, as reported by the California Department of Agriculture, with adjustments depending on the sugar content of the grapes supplied.

     The Edna Valley Vineyard winery is currently being expanded from approximately 24,000 square feet in size to over 32,000 square feet, including 12,000 square feet of underground cellars for wine fermentation and aging in barrels. This will increase the annual production capacity from approximately 60,000 cases to over 80,000 cases. Included in the expanded facility will be a tasting room and dining facilities for private parties.

     The wines produced at this facility are principally Chardonnay and Pinot Noir, which are marketed under the "Edna Valley Vineyard" label.

     Acacia Winery

     The Acacia Winery, and its related vineyards, are located in Napa County, California, in both the "Carneros" and the "Napa Valley" viticultural areas. The Company owns the winery building and the winemaking equipment associated with the winery. The land on which the winery is located (the "Winery Parcel") and a 41 acre parcel of producing vineyard surrounding the winery complex (the "Marina Vineyard") are owned pursuant to a tenancy in common agreement: one half is owned by the Company and the remaining half is owned by Mr. and Mrs. Henry Wright (the "Wrights"). The Company leases the Wright's half -interest in the Winery Parcel and the Marina Vineyard pursuant to two long-term leases, which commenced retroactively as of January 1, 1988, and expire on December 31, 2017, subject to certain exceptions. The annual rent for the Marina Vineyard was $82,500 in 1988, subject to an annual 5% increase through 1997. Thereafter, the annual rent is to be determined according to a formula based on premium quality Carneros District Chardonnay prices.

     Pursuant to the terms of the tenancy in common agreement, the Wrights have the ability at any time after January 1, 1998 to offer their half-interest in the Winery Parcel and the Marina Vineyard to the Company, and, if the Company declines the offer, to list the entire property for sale to a third party.

     The Marina Vineyard is planted entirely to Chardonnay grapes. The majority of the vines were planted in the mid-1970s, although significant replanting on new root stock was undertaken in the early 1980s. The vineyard is not frost protected, but to date has not experienced any significant losses due to frost damage. The vineyard is irrigated from a 22-acre-foot reservoir located on the property. The grapevines are grown on low rolling hills in well-drained clay-loam soil. The average annual rainfall is 22 inches.

     In 1996, the Company purchased two vineyards contiguous to the Marina Vineyard for $1,850,000. These vineyards are planted to Pinot Noir, with fifteen acres producing and 45 acres under development. These vineyards have their own reservoir, which the Company believes has sufficient capacity to meet the vineyards' present and future irrigation needs.

     The winery has a production capacity of approximately 50,000 cases. The winery has a tasting room and dining facilities.

     The wines produced at the winery are principally Chardonnay and Pinot Noir, which are marketed under the "Acacia" and "Caviste" labels.

     Canoe Ridge Vineyard Properties

     The Canoe Ridge Vineyard is located in Benton County, in eastern Washington State. The vineyard consists of approximately 275 acres, approximately 100 acres of which are now planted, in roughly equal proportions of Chardonnay, Merlot and Cabernet Sauvignon grapes. The vineyard is located in the "Columbia Valley" viticultural area, at an altitude of approximately 800 feet, on the eastern slope of the Canoe Ridge, overlooking the Columbia River. Although temperatures during the winter months can fall below freezing, the vineyard's altitude and easterly exposure, coupled with appropriate viticultural practices, reduce the potential for freeze damage. The grapevines are grown in well-drained sandy-loam soil. The vineyard is irrigated with water from the Columbia River under an agreement with an adjoining farm and has an average annual rainfall of 6 inches. The vineyard is owned by Canoe Ridge Vineyard L.L.C., a limited liability company in which the Company holds a 50.5 % interest ("CRV L.L.C."). The Company holds 25% of CRV L.L.C. directly, and 25.5% indirectly, through a 51% owned subsidiary of the Company, which in turn holds a 50% interest in CRV L.L.C..

     The winery associated with the vineyard is located in downtown Walla Walla, Washington, in a recently renovated historic building, which originally served as the engine house for the Walla Walla Valley Railroad. CRV L.L.C. leases the winery building pursuant to a five-year lease agreement, which commenced in July of 1994 and is subject to renewal for 2 five-year terms. The monthly rent is $1,600 on a triple net basis for the first five-year term, subject to adjustment upon renewal of the lease. An additional 900 square foot building, serving as an office and tasting room, was constructed in 1996. CRV L.L.C shared the costs of construction equally with the landlord. The rent will be adjusted during the first renewal period to reflect the cost of this addition. The winery has an annual production capacity of approximately 27,000 cases. The winery produces primarily Chardonnay and Merlot, as well as small amounts of Cabernet Sauvignon.

     Duhart-Milon

     Duhart-Milon is a wine producing property located in town of Pauillac, in the Medoc region of Bordeaux in France, in which the Company holds a 23.5% interest. The remaining 76.5% interest is owned by DBR. The property consists of approximately 166 acres of producing vineyards, contiguous to the vineyards of Chateau Lafite-Rothschild, and winemaking facilities located in Pauillac. In 1855, the French Government classified the top 62 wine-producing estates in the Medoc region, choosing from over 400 such estates. These top 62 estates were classified into five "growths," based on their perceived quality. "First growth" was considered the best. Under this classification system, Duhart-Milon is rated a "fourth growth" estate. The average annual production in recent years has been approximately 35,000 cases. The wine is sold under the "Chateau Duhart-Milon" and "Moulin de Duhart" labels.

Item 3. Legal Proceedings.

     There are no material legal proceedings pending to which the Company or either of the Joint Ventures is a party nor to which any property of any of them is subject, nor with the exception of the situation with PG&E concerning the Carmenet fire, does the Company's management know of any such action being contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders of the Company during the period covered by the Report.

Executive Officers of the Registrant

         The following persons were executive officers of the Company as of March 15, 1997.

         Name                     Position(s)                             Age
         ----                     -----------                             ---

         W. Philip Woodward       President, Chief Executive               57
                                  Officer, and Director

         William L. Hamilton      Executive Vice President, Chief          52
                                  Financial Officer, Secretary,
                                  and Director

         Larry M. Brooks          Vice President, Production, and          46
                                  Managing Director, Acacia Winery

         Robert B. Farver         Vice President, Sales                    40


     b.  Business Experience of Executive Officers

         W. Philip Woodward. Mr. Woodward joined the Company as Vice President and Chief Financial Officer in 1972 and in December of 1974 became its President and Chief Executive Officer. He continued as Chief Financial Officer until October of 1983. He has overall responsibility for all aspects of the Company's operations. He is a director of Domaines Barons de Rothschild (Lafite) ("DBR"), a director of the Northern Trust Company of California, director of Hog Island Oyster Company, Inc., and President and a director of the Marin Theatre Company. He has been a director of the Company since October of 1972.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

     The Company's common stock has been traded in the over-the-counter market since the Company's initial public offering on May 18, 1984, and is listed in the NASDAQ National Market System, under the symbol "CHLN." The following table sets forth the high and low closing quotations for the stock for each quarter during the past two years, as reported by NASDAQ. The prices reflect inter-dealer quotations without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

      Period                                         High       Low
      ------                                         ----       ---
      1996
           First quarter........................     10.50      9.00
           Second quarter.......................     11.13      8.88
           Third quarter........................     10.00      8.00
           Fourth quarter.......................     12.00      9.25
      1995
           First quarter........................      8.00      5.75
           Second quarter.......................      7.88      6.63
           Third quarter........................      7.75      6.50
           Fourth quarter.......................      9.38      6.25

     On March 4, 1997, the closing price for the common stock was $11.50 per share. During 1996, the average weekly trading volume of the stock was approximately 18,000 shares.

     b. Holders of Record.

     As of March 4, 1997, there were approximately 5,238 holders of record of the Company's common stock.

     c. Dividends.

     The Company has not paid any cash dividends and does not anticipate declaring or paying cash dividends in the immediate future.

     Under the Company's loan agreements with its bank, the Company may not, without the bank's consent, pay dividends while indebtedness under the agreements remains outstanding. Under the terms of the Company's convertible subordinated debentures, the Company is restricted from paying dividends in excess of 50% of its aggregate net income.

Item 6. Selected Financial Data.

     The following selected consolidated financial data for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, are derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements and notes thereto included at Item 8 of this Report.

                                              SELECTED FINANCIAL DATA
                                       (in thousands except per-share data)

                                                                Year Ended December 31,
                                            ------------------------------------------------------------------
                                                1996          1995         1994         1993         1992
                                                ----          ----         ----         ----         ----
Statement of Operations Data:
      Net revenues.........................  $  31,044    $   25,032    $  20,515   $   17,824   $   16,792
      Gross profit.........................     12,375         8,792        7,504        6,395        6,309
      Selling, general and administrative
            expenses.......................      6,283         5,374        4,633        4,432        4,610
      Operating income.....................      6,093         3,418        2,871        1,963        1,699
      Other expense........................     (1,817)       (2,681)      (2,561)      (2,482)      (2,494)
      Equity in net income of Duhart-Milon         304            74          --           --           --
      Minority interest....................       (621)         (357)        (188)        (372)        (269)
      Net earnings (loss)..................      2,339           207           20         (691)        (741)
      Earnings (loss) per common share.....        .29           .04          .00         (.16)        (.19)

Balance Sheet Data:
      Working capital......................     23,428        22,072       17,136       15,291       11,606
      Total assets.........................     80,179        72,569       72,225       72,078       70,413
      Long-term obligations................     17,761        13,477       26,425       27,387       30,418
      Shareholders' equity.................     43,246        41,382       24,199       22,699       17,030

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Introduction

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes presented at
Item 8 of this report and in conjunction with the Selected Financial Data presented under the preceding Item 6. Additionally, this discussion and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, margin trends and the Company's anticipated future investment in vineyards and other capital projects. Actual results may differ materially from the Company's present expectations. Among other things, reduced consumer spending or a change in consumer preferences could reduce demand for the Company's wines. Similarly, competition from numerous domestic and foreign wine producers could affect the Company's ability to sustain volume and revenue growth. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.

     Results of Operations

     The following table sets forth the certain financial data as a percentage of total wine sales for the years indicated:

                                                              1996      1995      1994      1993     1992
                                                              ----      ----      ----      ----     ----
         Revenues.........................................    100%     100%      100%      100%      100%
         Gross profit.....................................     40%      35%       37%       36%       38%
         Selling, general and administrative
              expenses....................................     20%      21%       23%       25%       27%
         Operating income.................................     20%      14%       14%       11%       10%
         Other expense....................................     (6%)    (11%)     (12%)     (14%)     (14%)
         Equity in net income of Duhart-Milon                   1%       0%       --        --        --
         Minority interest................................     (2%)     (1%)      (1%)      (2%)      (2%)
         Net earnings (loss)..............................      8%       1%        0%       (4%)      (4%)

Wine Sales

     Sales for the year ended December 31, 1996, increased by 24% over the comparable period in 1995. This increase was due to both unit and price increases at all five wineries and in the imported wines distributed by the Company. The custom brands program accounted for 17% of sales, a decrease from 24% for the comparable period in 1995. With a normal 1996 harvest management believes the custom brands program will show modest growth in the future.

     Sales for the year ended December 31, 1995, increased by 22% over the comparable period in 1994, representing the twelfth consecutive year of increased sales. This increase was due to unit increases at all five of the Company's properties as well as from wines imported and distributed by the Company. As in 1994, sales outside of California showed the most robust activity, with California sales again remaining essentially flat. The Company's custom brands program also contributed to the increase in sales in 1995 with an increase of over 114% over the comparable period in 1994. This program accounted for 24% of the Company's unit sales and 12% of its revenues in 1995.

     Sales in the California market for 1996, 1995 and 1994, respectively, were approximately 39%, 38%, and 45% of total wholesale sales (excluding custom brands) , and no other single market accounted for more than 10% of total sales in these years. Management believes that unit sales in California will remain relatively flat in the near future and that increased unit sales in markets outside of California will be required for continued revenue growth.

     During 1996 many of the Company's wines were in limited supply, resulting in wines being allocated to customers. The Company expects many of its wines will remain on allocation during 1997.

Gross Profit

     Gross profit for the year ended December 31, 1996, was $12,375,182 as compared to $8,791,929 in 1995. Gross profit as a percent of sales for the year increased to 40% in 1996 from 35% in the comparable period in 1995. The increase in gross profit during 1996 reflects an 11% increase in unit sales from 1995, as well as price increases across all brands and a shift in the product mix of wines sold to higher margin wines.

     Gross profit was $8,791,929 for the year ended December 31, 1995, increased from $7,503,799 in 1994. This increase of 17% was due to the increased sales activity discussed above. Gross profit as a percent of sales for the twelve-month period ended December 31, 1995, declined to 35% from 37% in the comparable period in 1994. This decrease is attributable to the change of product mix to lower margin wines, most notably the custom brands program discussed above.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the year ended December 31, 1996, increased approximately 17% from 1995. This increase was largely due to increased selling and marketing costs associated with increased unit sales. Selling, general and administrative expenses as a percentage of sales for the year ended December 31, 1996, declined to 20% from 21% for the comparable period in 1995, due to expenses increasing at a slower rate than sales during that period.

     Selling, general and administrative expenses for the year ended December 31, 1995, increased approximately 16% from 1994. This increase was largely attributable to increases in sales and marketing expenses and employee compensation associated with increased sales levels. Selling, general and administrative expenses decreased as a percentage of sales for the year ended December 31, 1995, due to expenses increasing at a slower rate than sales during that period.

Operating Income

     Operating income for the year ended December 31, 1996, increased 78% over 1995. This increase was due to higher sales, increased gross margins, and lower selling, general and administrative expenses as a percentage of sales, all discussed above.

     Operating income for the year ended December 31, 1995, increased 19% over 1994. This increase was due to higher gross profits and lower selling, general and administrative expenses, as a percentage of sales, both discussed above.


Other Income (Expense)

     Interest expense for the year ended December 31, 1996, decreased to $1,834,546, a decrease of 34% from 1995. This was made possible by the conversion of $12,384,000 of convertible debentures to equity in the last quarter of 1995, and the reduction of short-term borrowings resulting from $4,500,000 in new equity received at the end of 1995.

     Interest expense for the year ended December 31, 1995, remained essentially unchanged at $2,778,748 from 1994. Interest on higher short-term borrowings during the first nine months of 1995 was offset by the reduction in both short-term and long-term borrowing in the fourth quarter of 1995, made possible by the addition of $4,500,000 in new equity and the conversion of $12,384,000 of convertible debentures to equity at the end of October, 1995 (see Liquidity and Capital Resources, below.)


Equity in Net Income of Duhart-Milon

     Effective October 1, 1995, the Company exchanged its 11.3% ownership interest in DBR for a 23.5% interest in Societe Civile Chateau Duhart-Milon. The effect of this transaction was to convert an 11.3% interest in DBR, accounted for using the cost method, into an interest in an active, operating vineyard and winery operation, accounted for using the equity method of accounting. The Company's 23.5% equity interest in Duhart-Milon's net income for 1996 was $303,968, compared to $74,109 for the three months of ownership during 1995.

Minority Interest


     The  Company  currently  has two  ventures  in  which  there  are  minority interests.  The "minority interest" (the portion of the venture's total earnings attributable to minority owners) in earnings  (losses) of these ventures for the three years ended December 31, 1996, consisted of the following:
                                                                             Twelve Months Ended December 31,
                                                                       --------------------------------------------
     Venture                Minority Owner                 Minority %       1996           1995           1994
     -------                --------------                 ----------       ----           ----           ----
     Edna Valley Vineyard   Paragon Vineyard Co., Inc.      50.0%      $    526,929   $    332,654   $    219,321
     Canoe Ridge Vineyard,  Various                         49.5%            94,055         18,766            100
     LLC (CRV)
     CanoeCo Partners       CRVI                            50.0%                --          5,687        (31,495)
                                                                       -------------  -------------  --------------
                                                                       $    620,984   $    357,107   $    187,725
                                                                       =============  =============  ==============

     The minority interest in earnings for Edna Valley Vineyard during 1996 represents an increase of 58% from 1995, and was due to higher gross margin and lower operating expenses. Effective January 1, 1996, CanoeCo and Canoe Ridge Winery (CRW) merged into one new company, Canoe Ridge Vineyard, LLC ("CRV"), of which the Company owns 50.5%. The minority interest in earnings for Canoe Ridge Vineyard during 1996 represent an increase of 285%, primarily a result of 1996 being the first full year of wine sales for Canoe Ridge Vineyard.

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

     The Company believes that Edna Valley Vineyard and Canoe Ridge Vineyard will continue to contribute significantly to its income, and hence that this minority interest will continue to increase in the future.


Net Earnings

     Net earnings for the year ended December 31, 1996, were $2,339,237 compared to $206,607 in 1995 and $20,184 in 1994. 1996 results reflect increased unit sales at higher gross margins, lower interest expense and lower selling, general and administrative expenses as a percentage of sales, all discussed above.



Seasonality

     The Company's wine sales from quarter to quarter are highly variable because of, among other things, the timing of the release of wines for sale and changes in consumer demand. Sales are typically highest during the fourth quarter because of heavy holiday sales and because most wines are released around the end of the third and beginning of the fourth quarters.

Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled $207,177 at December 31, 1996, up from $31,959 at December 31, 1995. The Company also has bank lines of credit in the aggregate amount of $16,300,000 currently available, of which $6,494,083 was outstanding at December 31, 1996. These lines are secured by substantially all of the Company's inventory and accounts receivable, bears interest at LIBOR plus 1.8%, and mature in June, 1997, at which time Management expects to renew the lines for one year.

     Working capital was $23,428,287 at December 31, 1996, up 6% from $22,072,399 at December 31, 1995. The Company's inventory, which is accounted for on a "first-in, first-out" basis, increased approximately 5% to $28,827,670 at December 31, 1996. Borrowings on the bank lines of credit decreased by $3,744,000 at 1996 year end when compared to 1995, which decrease was offset by an increase of $3,684,415 in accounts payable and accrued expenses and an increase in provision for income taxes of $1,238,387. Working capital at December 31, 1996, also includes accounts, notes and other receivables totaling $8,577,115, up from $7,652,717 in 1995.

     Wine sales have historically provided sufficient revenues to sustain the Company's on going operational requirements except during grape harvesting, when the Company has relied on short-term borrowings to finance grape purchases and the increased seasonal payroll. Major capital projects such as the expansion of facilities or acquisition of vineyards have been funded with debt and equity issues and bank borrowings. During 1996, the Company invested approximately $4,600,000 for the expansion of the facilities at Edna Valley Vineyard, and the vineyard at Acacia and Chalone Vineyard all of which was funded with long-term borrowings.

     Future capital commitments include vineyard development plans at Acacia and Canoe Ridge Vineyard, and completion of the winery expansion at Edna Valley Vineyard and replanting of the vineyard at Carmenet. Management believes these projects will be funded with additional bank borrowings and proceeds from the future exercise of outstanding warrants which expire in 1998 and 2000, and from the expected settlement with PG&E.

Item 8. Financial Statements and Supplementary Data.

                          THE CHALONE WINE GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets....................................  19
           Consolidated Statements of Operations..........................  20
           Consolidated Statements of Changes in Shareholders' Equity.....  21
           Consolidated Statements of Cash Flows..........................  22
           Notes to Consolidated Financial Statements.....................  23

INDEPENDENT AUDITORS' REPORT..............................................  35


                          THE CHALONE WINE GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                         December 31,
                                                                             --------------------------------------
                                                                                   1996                  1995
                                                                             ------------------   -----------------
Current assets
     Cash ................................................................   $        207,177     $         31,959
     Accounts receivable, less allowance for doubtful accounts of $70,550
         and $25,550......................................................          7,003,253            7,076,630
     Notes receivable.....................................................          1,154,472              576,087
     Other receivables....................................................            419,390             --
     Note receivable from officer.........................................           --                     99,996
     Inventories..........................................................         28,827,670           27,499,273
     Prepaid expenses.....................................................            229,091              199,210
     Deferred income taxes................................................            104,156              166,699
                                                                             ----------------     ----------------
         Total current assets.............................................         37,945,209           35,649,854
Investment in Chateau Duhart-Milon........................................         11,613,728           12,058,636
Notes receivable, long-term portion.......................................            491,907              500,000
Property, plant and equipment, net........................................         24,119,591           19,864,865
Goodwill and trademarks...................................................          5,492,313            3,148,235
Other assets..............................................................            515,850            1,346,946
                                                                             ----------------     ----------------
              Total assets................................................   $     80,178,598     $     72,568,536
                                                                             ================     ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Bank lines of credit..................................................  $      6,494,083     $     10,238,869
     Current maturities of long-term obligations...........................           535,441              773,990
     Income tax payable....................................................         1,360,329              121,942
     Accounts payable and accrued liabilities..............................         6,127,069            2,442,654
                                                                             ----------------     ----------------
         Total current liabilities.........................................        14,516,922           13,577,455
Long-term obligations - less current maturities............................         9,260,569            5,010,644
Convertible subordinated debentures........................................         8,500,000            8,500,000
Deferred income taxes......................................................         1,209,431            1,073,186
Minority interest..........................................................         3,445,746            3,024,764
Commitments and contingencies
Shareholders' equity
     Common stock - authorized 15,000,000 shares,
         no par value; issued and outstanding,
         7,626,150 and  7,596,398 shares...................................        41,673,622           41,557,018
     Retained earnings (Deficit)...........................................         2,272,751              (66,486)
     Cumulative foreign currency translation adjustment....................          (700,443)            (108,045)
                                                                             ----------------     ----------------
         Total shareholders' equity........................................        43,245,930           41,382,487
                                                                             ----------------     ----------------
               Total liabilities and shareholders' equity..................  $     80,178,598      $    72,568,536
                                                                             ================     ================

                           The accompanying  notes are an integral part of these statements.

                                       19.


                          THE CHALONE WINE GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year ended December 31,
                                               ---------------------------------------------
                                                   1996            1995            1994
                                               ------------    ------------    ------------
Gross revenues .............................   $ 31,909,339    $ 25,810,269    $ 21,132,053
     Less excise taxes .....................        865,133         778,615         616,708
                                               ------------    ------------    ------------
Net revenues ...............................     31,044,206      25,031,654      20,515,345

Cost of sales ..............................     18,669,024      16,239,725      13,011,546
                                               ------------    ------------    ------------

         Gross profit ......................     12,375,182       8,791,929       7,503,799

Selling, general and administrative expenses      6,282,503       5,373,954       4,633,499
                                               ------------    ------------    ------------

         Operating income ..................      6,092,679       3,417,975       2,870,300

Other income (expense):
     Interest (net of amounts capitalized) .     (1,843,546)     (2,778,748)     (2,752,781)
     Other, net ............................         25,982          98,006         191,579
                                               ------------    ------------    ------------
                                                 (1,817,564)     (2,680,742)     (2,561,202)
Equity in net income of Chateau Duhart-Milon        303,968          74,109            --
Minority interest ..........................       (620,984)       (357,107)       (187,725)
                                               ------------    ------------    ------------

         Earnings before income taxes ......      3,958,099         454,235         121,373

Income taxes ...............................      1,618,862         247,628         101,189
                                               ------------    ------------    ------------

         Net earnings ......................   $  2,339,237    $    206,607    $     20,184
                                               ============    ============    ============

Net earnings per common share ..............   $        .29    $        .04    $        .00
                                               ============    ============    ============

Average number of shares used in
      earnings per share computation .......      8,168,627       5,299,766       4,826,094
                                               ============    ============    ============

        The accompanying notes are an integral part of these statements.

                                      20.

                          THE CHALONE WINE GROUP, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 1996, 1995 and 1994

                                         Common Stock
                                  ----------------------------      Retained       Foreign
                                    Number of                       Earnings       Currency
                                     Shares          Amount         (Deficit)     Translation         Total
                                  ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1993 ....      4,600,956    $ 22,991,666    $   (293,277)           --      $ 22,698,389
   Sale of common stock - net .        360,004       1,480,536                                       1,480,536
   Net earnings ...............                                         20,184                          20,184
                                  ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1994 ....      4,960,960      24,472,202        (273,093)           --        24,199,109
   Sale of common stock - net .        838,579       4,532,070                                       4,532,070
   Conversion of convertible
       debentures .............      1,769,143      12,384,000                                      12,384,000

   Options exercised ..........         27,716         168,746                                         168,746
   Foreign currency translation
       adjustment .............                                                       (108,045)       (108,045)
   Net earnings ...............                                        206,607                         206,607
                                  ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1995 ....      7,596,398      41,557,018         (66,486)       (108,045)     41,382,487
   Sale of common stock .......          8,998          21,387                                          21,387
   Options exercised(1) .......         18,715          76,880                                          76,880
   Profit Sharing .............          2,039          18,337                                          18,337
   Foreign currency translation
       adjustment .............                                                       (592,398)       (592,398)
   Net earnings ...............                                      2,339,237                       2,339,237
                                  ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1996 ....      7,626,150    $ 41,673,622    $  2,272,751    $   (700,443)   $ 43,245,930
                                  ============    ============    ============    ============    ============

              The accompanying notes are an integral part of these statements.

-----------------
(1) Includes net of 16,588 previously acquired shares surrendered for payment.

                                      21.


                          THE CHALONE WINE GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                                  ---------------------------------------------------
                                                                       1996             1995               1994
                                                                  ---------------   --------------    ---------------
Cash flows from operating activities:
   Net earnings..................................................  $ 2,339,237       $   206,607       $    20,184
   Non-cash transactions included in earnings:
     Depreciation................................................    2,872,644         2,718,269         2,405,270
     Amortization................................................      121,139           147,036           146,178
     Equity in net income of Chateau Duhart-Milon................     (303,968)          (74,109)            --
     Minority interest...........................................      620,982           357,107           187,725
     Loss (gain) from disposal of equipment......................       86,162           (14,909)           40,439
     Change in:
         Deferred income taxes...................................      198,788            46,592           100,389
         Accounts and other receivables (net)....................       73,376        (2,135,991)         (455,314)
         Inventories.............................................   (1,328,397)        1,922,764        (1,236,195)
         Prepaid expenses and other assets.......................     (235,720)          103,104           (13,498)
         Other receivables.......................................     (419,390)            --                --
         Accounts payable and accrued liabilities................    3,494,519          (148,248)         (300,875)
                                                                  ---------------   --------------    ---------------
           Net cash provided (used) in operating activities......    7,519,372         3,128,222           894,303
                                                                  ---------------   --------------    ---------------

Cash flows from investing activities:
   Capital expenditures..........................................   (6,635,057)       (2,269,972)       (1,706,642)
   Proceeds from disposal of property and equipment..............      361,807           145,741           144,164
   Net increase in notes receivable..............................     (470,294)       (1,176,083)            --
   Distribution from investment in Chateau Duhart Milon..........      156,478             --                --
                                                                  ---------------   --------------    ---------------
           Net cash used in investing activities.................   (6,587,066)       (3,300,314)       (1,562,478)
                                                                  ---------------   --------------    ---------------

Cash flows from financing activities:
   Net borrowings (repayments) on bank lines of credit...........   (3,744,786)       (3,635,197)          399,066
   Distribution to minority interest (Paragon)...................     (200,000)         (375,718)         (156,000)
   Proceeds from issuance of long-term debt......................    8,893,996             --                --
   Repayment of long-term debt...................................   (5,822,902)         (555,831)       (1,730,115)
   Contributions to joint venture................................        --                --              324,000
   Proceeds from issuance of common stock........................      116,604         4,700,816         1,480,536
                                                                  ---------------   --------------    ---------------
           Net cash provided from financing activities...........     (757,088)          134,070           317,487
                                                                  ---------------   --------------    ---------------

Net (decrease) increase in cash..................................      175,218           (38,022)         (350,688)
     Cash at beginning of year...................................       31,959            69,981           420,669
                                                                  ---------------   --------------    ---------------
     Cash at end of year......................................... $    207,177      $     31,959      $     69,981
                                                                  ===============   ==============    ===============

Other cash flow information:
     Interest paid .............................................. $  1,828,910      $  2,904,582      $  2,837,501
     Income taxes paid...........................................      396,788            80,800               800

Non-cash transactions:
     Conversion of convertible debentures to common stock........       $--         $ 12,384,000            $--
     Investment in Edna Valley joint venture accrued at year end.    1,428,283             --                --
     Debt assumed in acquisition of real property................      940,282             --                --
     Distribution receivable from Chateau Duhart-Milon...........        --              431,505             --

        The accompanying notes are an integral part of these statements.

                                       22.

                          THE CHALONE WINE GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND OPERATIONS

     The Chalone Wine Group, Ltd. produces and sells primarily super and ultra premium quality table wines. The Company farms its estate-owned vineyards representing approximately 368 producing acres in Napa, Sonoma, Monterey counties of California, and in eastern Washington State. Approximately 30% of its annual grape requirements are purchased from independent growers.

     The Company sells the majority of its products to wholesale distributors, restaurants, and retail establishments throughout the United States, Canada and Europe. Export sales account for approximately 4% of total revenue. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Domaines Barons de Rothschild (Lafite) ("DBR"), a French company, owns approximately 41% of the Company's outstanding common stock and the Company is DBR's partner in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"), a Bordeaux wine-producing estate located in Pauillac, France.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company, its 50% owned subsidiary, and its 50.5% owned joint ventures (Notes G and H, respectively), which are controlled and managed by the Company. The Company has a 23.5% investment in Chateau Duhart-Milon which is accounted for using the equity method (Note F.) All significant intercompany accounts and transactions have been eliminated.

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

      The payments made to extend the life of the Edna Valley joint venture and acquire ownership of the continuing joint venture have been recorded as goodwill and will be amortized over 40 years beginning in 1997. (see also Note G).

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

     Stock-based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

     Impact of New Accounting Standards

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation effective for the fiscal year ended December 31, 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed under provisions of SFAS No. 123, the Company has chosen to continue the intrinsic value based method and provide pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company has elected to adopt only disclosure requirements of SFAS No. 123; therefore such adoption has no effect on the Company's consolidated net profit or cash flows.

     The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of effective for the fiscal year ended December 31, 1996. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Implementation did not have a material impact on the Company's financial statements.

NOTE C - CARMENET FIRE

     As previously disclosed, on July 31, 1996, a wildfire damaged approximately 75% of the producing acreage at the Company's Carmenet Vineyard, located in Sonoma, California. Carmenet's winery structures and barrel inventory was untouched by the blaze and no people were injured. The damaged acreage was planted to Cabernet Sauvignon, Merlot and Cabernet Franc grapes used for Estate Bottled wines produced under the Carmenet label. Prior to the fire, Carmenet produced approximately 38,000 cases (of which a signficant proportion is Estate Bottled). Carmenet's 1996 grape harvest was reduced roughly in proportion to the damage to the vineyard's overall producing acreage caused by the blaze. The Company is currently evaluating whether the grapes harvested from the unburned acreage sustained smoke-damage that would prevent their use in the production of Carmenet wines.

     The Company has cleared the damaged vines and expects to replant approximately 75% of the damaged acreage in 1997, with the remainder being replanted over the next two years. Historically, newly planted vines will begin to produce production-quality grapes in approximately three years, though vines typically take approximately seven years to achieve full production. Until the damaged acreage returns to full production, Carmenet's ability to make Estate Bottled wines will be limited. In order to supplement Carmenet's harvest, the Company will attempt to buy suitable grapes on the open market; however, there can be no assurance that grapes of suitable quality or variety will be available, in sufficient quantity or on terms acceptable to the Company.

     Preliminary investigation indicates that the fire was caused by the electrical lines of Pacific Gas & Electric Company ("PG&E"). In public statements, PG&E has acknowledged (1) that its own preliminary investigation indicates PG&E's responsibility for the fire and (2) that PG&E is responsible for the resulting damages. In January, 1997, PG&E made an advance to the Company of $425,000 for costs related to the fire; however, when making the advance, PG&E admitted no liability and has reserved all rights with respect to the advance. The Company identified certain inventory and vineyard assets that were destroyed by the fire and has reclassified these costs to Other Receivable as of December 31, 1996. The Company's discussions with PG&E are on-going. The Company believes that it will be reimbursed for losses resulting from the fire, and as a result does not expect that the fire damage will have a material adverse effect on the Company's financial position or operating results.

NOTE D - INVENTORIES

     Inventories consist of the following:
                                                     December 31,
                                           ----------------------------------
                                                1996               1995
                                           ----------------   ---------------
        Bulk and bottled wine............   $  27,974,216      $  26,773,298
        Growing crops....................         541,230            551,648
        Other inventory..................         120,368             54,458
        Wine production supplies.........         191,856            119,869
                                           ----------------   ---------------
                                           $   28,827,670     $   27,499,273
                                           ================   ===============

NOTE E - PROPERTY, PLANT AND EQUIPMENT
                                                     December 31,
                                           ----------------------------------
                                                1996               1995
                                           ----------------   ---------------
        Land.............................   $   2,513,908      $   1,550,625
        Vineyard properties..............       8,386,518          6,248,011
        Buildings........................      14,927,158         13,515,056
        Machinery and equipment..........      13,738,650         12,127,635
                                           ----------------   ---------------
                                               39,566,234         33,441,327
        Less accumulated depreciation....      15,446,643         13,576,462
                                           ----------------   ---------------
                                            $  24,119,591      $  19,864,865
                                           ================   ===============

NOTE F - INVESTMENT IN CHATEAU DUHART-MILON

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

     Chateau Duhart-Milon's  condensed balance sheet as of December 31, 1996 and
1995 and results of operations for the twelve months ended December 31, 1996 and three  months  ended  December  31,  1995 are as follows  (translated  into U.S.
dollars at the year end and average exchange rate for the period, respectively):
                                                                       December 31, 1996      December 31, 1995
                                                                       -----------------      -----------------
            Current assets (including inventories of $3,488,825
              in 1996 and $3,654,415 in 1995 ..................            $12,875,723          $16,938,735
            Property and equipment, net .......................              2,440,848            2,516,986
                                                                           -----------          -----------
                    Total assets ..............................             15,316,571           19,455,721
            Current liabilities ...............................              1,786,513            6,039,294
                                                                           -----------          -----------
                    Total liabilities .........................              1,786,513            6,039,294
                                                                           -----------          -----------
            Equity ............................................            $13,530,058          $13,416,427
                                                                           ===========          ===========

The results of operations are summarized as follows:
                                                                     Twelve months ended     Three months ended
                                                                       December 31,1996       December 31, 1995
                                                                       -----------------      -----------------
         Revenues .........................................               $ 3,964,071           $   557,438
         Cost of sales ....................................                 2,651,092               110,026
                                                                          -----------           -----------
              Gross profit ................................                 1,312,979               447,412
         Net operating and other expenses/(revenues) ......                  (236,137)               88,305
                                                                          -----------           -----------
         Net earnings .....................................               $ 1,549,116           $   359,107
                                                                          ===========           ===========
         Company's share of net earnings, less amortization
             expense of $60,074 and $10,000 ...............               $   303,968           $    74,109
                                                                          ============          ===========

     The carrying amount of the Company's investment is approximately $8,500,000 in 1996, and $8,900,000 in 1995, greater than the amount of its share of the underlying equity in net assets of Duhart-Milon. This difference relates primarily to the underlying value of the land owned by Duhart-Milon and accordingly, will not be amortized.

NOTE G - EDNA VALLEY VINEYARD JOINT VENTURE

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

     In  1991,  the  Company  and  Paragon   entered  into  an  agreement  ("old
agreement") to convert the Joint Venture into a "permanent partnership" of unlimited duration. Under the old agreement the Company had made payments totaling $1,070,000 to Paragon to have the right to expend the life of the Joint Venture through January 1997. Under a new agreement, entered into on December 27, 1996, "new agreement", the Company agreed to a payment of $1,590,000, which was accrued at December 31, 1996, in order to extend its life through 2060.

     In addition, under the new agreement, the Company has the option to make further payments of $1,050,000 each in 1997 and 1999 and $850,000 in 2001 to increase its ownership in the continuing Joint Venture by increments of 12.54%,12.54% and 10.75% respectively. Concurrent with the available investment option in 2001 the Company will also have the option to purchase 50% of the brand name, Edna Valley, for $200,000 which is currently licensed to the Joint Venture by Paragon.

     The payments made to extend the life of the Joint Venture and acquire ownership of the continuing Joint Venture have been recorded as goodwill and will be amortized over 40 years beginning in 1997. Should the Company elect not to exercise the next available investment option as it becomes available, its share of the profits or losses of the Joint Venture from that point forward would be reduced from the current 50% level to the level of ownership reached under the new agreement.

     Condensed balance sheets for the Joint Venture follow:

                                                                        December 31,
                                                                  -------------------------
                                                                     1996           1995
                                                                  -----------   -----------
            Current assets (including inventories of $5,821,839
              in 1996 and $5,373,644 in 1995) .................   $ 5,943,978   $ 5,945,964
            Current assets eliminated in consolidation ........     1,486,947     1,214,277
            Other Assets ......................................        89,605          --
            Property and equipment, net .......................     3,760,967     2,723,288
                                                                  -----------   -----------
                    Total assets ..............................    11,281,497     9,883,529
            Current liabilities ...............................     3,379,922     4,460,195
            Accrued liabilities eliminated in consolidation ...       317,087       231,640
                                                                  -----------   -----------
                    Total current liabilities .................     3,697,009     4,691,835
                    Total liabilities .........................     5,495,998     4,691,835
                                                                  -----------   -----------
            Partners' Equity ..................................   $ 5,785,499   $ 5,191,694
                                                                  ===========   ===========

The results of operations are summarized as follows:

                                                               Year ended December 31,
                                                        ------------------------------------
                                                           1996         1995         1994
                                                        ----------   ----------   ----------
            Revenues .................................  $6,463,512   $6,849,922   $5,255,232
            Cost of sales ............................   4,315,543    5,124,297    3,847,497
                                                        ----------   ----------   ----------
                 Gross profit ........................   2,147,969    1,725,625    1,407,735
            Operating and other expenses .............     386,459      464,863      470,873
            Commissions and management fees eliminated
                 in consolidation ....................     767,704      655,506      558,273
                                                        ----------   ----------   ----------
            Net earnings .............................     993,806      605,256      378,589
            Minority interest ........................     526,929      332,654      219,321
                                                        ----------   ----------   ----------
                 Company's share of net earnings .....  $  466,877   $  272,602   $  159,268
                                                        ==========   ==========   ==========

NOTE H - INVESTMENT IN CANOE RIDGE VINEYARD

     On December 31, 1990, the Company entered into a joint venture agreement with Canoe Ridge Vineyard Incorporated ("CRVI") for the formation and operation of the Canoe Ridge Vineyard ("CanoeCo"). CanoeCo is 50% owned by the Company and 50% by CRVI. The purpose of the joint venture is to own, develop and maintain vineyard property in Benton County, Washington. The Company, as managing joint venturer, manages and supervises the vineyard operations

     In 1994 Canoe Ridge Winery, Inc. ("CRW"), was formed which is owned 50.5% and 49.5% by the Company and a group of investors, respectively. CRW was formed to produce, sell and distribute premium wines from grapes farmed at CanoeCo.

     Effective January 1, 1996, the Company exchanged its ownership interests in CanoeCo and CRW for a 50.5% ownership interest in a newly formed company, Canoe Ridge Vineyard LLC, which will carry on the combined operations of the predecessor entities, CanoeCo and CRW. To date, operations of these entities have not been significant to the Company.

NOTE I - BANK LINES OF CREDIT

     Bank lines of credit consist of the following:
                                                                                          December 31,
                                                                                ----------------------------------
                                                                                     1996              1995
                                                                                ---------------   ----------------
Credit line of $10,000,000 bearing interest at prime(2), payable monthly, due
     June, 1997..............................................................   $    3,455,031    $    5,334,944
Credit line of $4,800,000 bearing interest at prime(1), payable monthly, due
     June, 1997 .............................................................        1,975,566         4,167,000
Credit line of $400,000 bearing interest at 1.875% over prime, payable at
     February, 1996..........................................................          --                236,925
Credit line of $1,500,000 bearing interest at prime, payable monthly, due
     June 1997...............................................................        1,063,486           --
Credit line of $500,000 bearing interest at 9.84%, payable at April, 1996....          --                500,000
                                                                                ---------------   ----------------
                                                                                $    6,494,083    $   10,238,869
                                                                                ===============   ================

     The notes to bank are collateralized by substantially all inventories and accounts receivable. Significant restrictive covenants include provisions regarding: maintenance of certain financial ratios; mergers or acquisitions; loans, advances or debt guarantees; additional borrowings; annual lease expenditures; annual fixed asset expenditures; and declaration or payment of dividends (see Note J).

NOTE J - LONG-TERM OBLIGATIONS

                                                                                       December 31,
                                                                                --------------------------
                                                                                  1996            1995
                                                                                ------------   -----------
Convertible subordinated debentures due in 1999, bearing interest at 5%
     Interest payments on the debentures are due semiannually (including
     amounts due to related party-see Note O) ................................   $ 8,500,000   $ 8,500,000
Other note payable, due May 2000 payable in annual installments of principal
     and interest.  Interest rate at 7%.......................................       950,000          --
Mortgage payable in monthly installments of principal and interest due August
     2021.  Interest at 7%....................................................     1,827,789          --
Bank term loan, due in 2001 with monthly installments of principal and
     interest.  Interest rate at LIBOR plus 1.8%..............................     5,798,495          --
Bank term loan, payable in monthly installments of principal and interest due
     June 2002. Interest at LIBOR plus 2.5% ..................................       247,500          --
Bank term loan, payable in monthly installments of principal and interest paid
     February 1996. Interest rates at LIBOR plus 2% ..........................          --       3,219,100
Bank term loan, payable in monthly installments of principal and interest paid
     October 1996. Interest rate at prime plus 1/2% ..........................          --       2,069,200
Bank term loan, paid in June, 1996. Interest at prime plus 1% ................          --         210,140
Joint Venture purchase option payable in annual installments of principal and
     interest. Imputed interest rate of 8% (see Note G) ......................          --         175,439
Other note payable, payable in monthly installments of principal and interest
     due in June 2016.  Interest rate of 7.03% (see Note O, related party)....       940,282          --
Other note payable, due in June 1996 payable in annual installments of
     principal and interest.  Interest rate of 10%............................          --          59,954
Other notes payable, due in varying monthly installments through Jan 2000
     bearing interest at 10.75% to 10.9%, secured by equipment ...............        31,944        50,801
                                                                                ------------   -----------
                                                                                  18,296,010    14,284,634
Less current maturities ......................................................       535,441       773,990
                                                                                ------------   -----------
                                                                                $ 17,760,569   $13,510,644
                                                                                ============   ===========

-----------------
(2) The Company may fix its interest rate at LIBOR plus 1.80% rather than prime for periods up to the term of its credit line.

                                       28.

     The 5% debentures are subordinate in right of payment to all senior indebtedness of the Company. Subject to the market price of the Company's stock, the Company may redeem these debentures, without premium. The Company must redeem the entirety of the issue not later than April 19, 1999. The debentures are convertible into shares of the Company's stock at any time from and after April 19, 1991, at a conversion rate of $8.81 per share subject to antidilution provisions. The Company set aside and reserved 965,100 shares of its common stock for issuance upon conversion of these debentures.

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

     At December 31, 1996, maturities of long-term obligations are as follows:

           1997..................................  $       535,441
           1998..................................          558,978
           1999..................................        9,064,032
           2000..................................          565,522
           2001..................................          330,537
           Thereafter............................        7,241,500
                                                   ==================
           Total.................................  $    18,296,010
                                                   ==================

     Company management believes that the fair value of the bank lines of credit and long term obligations are substantially equal to the book value since interest rates on loans were negotiated during 1996 or fluctuate with short-term market rates.

NOTE K- STOCK BASED COMPENSATION

     Under the 1987 Employee Stock Option (the "Option Plan") the Company may grant options to purchase up to 1,000,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options generally expire 10 years from the date of grant and become exercisable after a one-year period.

     Under the 1987 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), non-employee directors of the Company are automatically granted options to purchase shares of common stock, based on a formula of shares outstanding, at the fair market value at the date of grant each year that such person remains a director of the Company. Options granted under the plan are immediately exercisable and expire 10 years from the date of grant. Total shares authorized under the plan is 64,870.

 Option  activity  under the plans is as follows:
                                                                   Weighted
                                                     Number of     Average
                                                       Shares   Exercise Price
                                                     ---------- --------------
Outstanding, January 1, 1994 ......................    569,693    $   8.51
    Granted .......................................     58,910        5.24
    Canceled ......................................    (32,189)       9.29
                                                     ---------- --------------
Outstanding, December 31, 1994 (509,954 exercisable
      at a weighted average price of $8.36) .......    596,414        8.17

    Granted (Weighted average fair value of $5.80)      36,210        7.09
    Exercised .....................................    (27,716)       6.25
    Canceled ......................................    (48,317)       0.50
                                                     ---------- --------------
Outstanding, December 31, 1995 (520,381 exercisable
     at a weighted average price of $ 8.20)            556,591        8.13

    Granted (weighted average fair value of $7.80)      70,840        9.74
    Exercised .....................................    (35,303)       6.83
    Canceled ......................................     (3,585)       8.67
                                                     ---------- --------------

Outstanding, December 31, 1996 ....................    588,543    $   8.40
                                                     ========== ==============


     Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                        Options Outstanding                             Options Exercisable
                                        -------------------                             -------------------
                                          Weighted Avg.
                                            Remaining
 Range of Exercise        Number         Contractual Life     Weighted Avg.         Number          Weighted Avg.
      Prices            Outstanding           (yrs)          Exercise Price       Exercisable       Exercise Price
  $ 5.00 - $ 7.49         221,370              5.3              $      6.17         221,370          $      6.17
  $ 7.50 - $ 9.99         183,126              6.3              $      9.23         119,886          $      4.81
  $10.00 - $12.38         184,047              2.4              $     10.28         175,620          $     10.22
                     ================== =================== ================== ================== ===================
   $5.00 - $12.38         588,543              4.7              $      8.40         516,876          $      8.22
                     ================== =================== ================== ================== ===================

     Both the Option Plan and the Directors' Plan expired in the first quarter of 1997. A new plan reserving 1,000,000 shares is being proposed at the 1997 Shareholder Meeting.

Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Stock issued under the plan was 935, 5,315 and 9,049 shares in 1994, 1995 and 1996, respectively, at weighted average prices of $4.70, $6.04 and $6.31, respectively. The weighted average fair value of the 1996 and 1995 awards was $9.84 and $6.99, respectively. At December 31, 1996, 26,449 shares were reserved for future issuances under the Purchase Plan.

Additional Stock Plan Information

     As discussed in Note B, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 102 months following vesting; stock volatility, 17% in 1996 and 17% in 1995; risk free interest rates, 6.0% in 1996 and 6.97% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $102,000 ($.02 per share) in 1995 and $2,095,000 ($.26 per share) in 1996.

     In September, 1995, an officer of the Company exercised options for 16,666 shares for $99,996 and the Company received a note secured by the stock in payment of the exercise price. The note was paid in March, 1996.

NOTE L - COMMON STOCK

     In October of 1995, in a private-placement transaction, the Company issued a total of 833,334 units, each unit consisting of one share of common stock and one warrant for the purchase of one share of common stock, for a per-unit price of $6.00 and a net sale price of approximately $4.5 million. The warrants, which have a five year term, are excercisable at $8.00 per share. Also on that date the Company converted approximately $12.4 million of convertible debentures, at a conversion price of $7.00, into 1,769,143 shares of common stock.

     In April of 1994, in a private-placement transaction, the Company issued a total of 358,128 shares of its common stock, for a per-share price of $4.50 and a net sale price of approximately $1.5 million.

     The Company has reserved as of December 31, 1996 3,320,318 shares of common stock in connection with stock option and stock purchase plans, warrants and convertible subordinated debentures.

NOTE M - EMPLOYEE BENEFIT PLANS

     The Company has a Qualified Profit-Sharing Plan which provides for Company contributions, as determined annually by the Board of Directors, based on the Company's previous year performance. These contributions may be in the form of common stock or cash as determined by the Board of Directors. The Board has approved a contribution of $73,000 for 1996 and $20,000 for 1995. There were no Plan contributions in 1994. At December 31, 1996, the plan held 9,051 shares of the Company's common stock.

NOTE N - INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                 Year-ended December 31,
                                          ------------------------------------
                                            1996         1995         1994
                                          ----------   ----------   ----------
  Federal
        Current .......................   $1,055,915   $  136,641   $     --
        Deferred ......................      183,497       24,634       61,588
                                          ----------   ----------   ----------
                                           1,239,412      161,275       61,588
  State
        Current .......................      364,159       64,394          800
        Deferred ......................       15,291       21,959       38,801
                                          ----------   ----------   ----------
                                             379,450       86,353       39,601
                                          ----------   ----------   ----------
                                          $1,618,862   $  247,628   $  101,189
                                          ==========   ==========   ==========

     The tax effects of the items comprising the Company's net deferred tax liability in the Company's balance sheets are as follows:

                                                          December 31,
                                                    ---------------------------
                                                        1996          1995
                                                    ------------  -------------
  Deferred tax liability:
       Difference between book and tax basis of
         property, plant and equipment............  $ 2,090,605   $ 2,249,693
  Deferred tax assets:
       Operating loss carryforwards...............         --         688,281
       Difference between book and tax basis of
         inventory................................      104,156       166,699
       Tax credit carryforwards...................      762,534       418,004
       Other......................................      202,275       157,644
                                                    ------------  -------------
                                                      1,068,965     1,430,628
       Valuation allowance........................      (83,635)      (87,422)
                                                    ------------  -------------
                                                        985,330     1,343,206
                                                    ------------  -------------
       Net deferred tax liability ................  $ 1,105,275   $   906,487
                                                    ============  =============


     The provision for income taxes differs from amounts computed at the statutory rate as follows:

                                                     Year-ended December 31,
                                            ----------------------------------------
                                               1996           1995          1994
                                            -----------    -----------   -----------
U.S. federal income tax at statutory rate   $ 1,394,165    $    90,452   $    15,130
State tax net of federal benefit ........       230,437         56,993        26,137
Reconciling items:
    Other ...............................       (38,919)        67,004        26,743
    Effect of acquisitions, net .........        33,179         33,179        33,179
                                            -----------    -----------   -----------
                                            $ 1,618,862    $   247,628   $   101,189
                                            ===========    ===========   ===========

     At December 31, 1996, the Company had investment tax credit carryovers available to reduce future taxable income which would otherwise be taxable for income tax purposes as follows:

                   Expiration date                      Investment Tax
                    December 31,                            Credit
                  ------------------                   ----------------

                  1997................................  $       59,637
                  1998................................          58,835
                  1999................................         107,767
                  2000................................          19,555
                  2001................................         128,746
                  2002................................          27,001
                  2003................................          21,115
                  2004................................         --
                  2005................................         --
                  Indefinite..........................         339,878
                                                       ----------------
                                                       $       762,534
                                                       ================

NOTE O - TRANSACTIONS WITH RELATED PARTIES

     The consolidated statements of operations include the following amounts resulting from transactions with related parties:

                                                                    Year ended December 31,
                                                                ------------------------------
                                                                 1996        1995       1994
                                                                --------   --------  ---------
Interest expense:
     Interest on notes payable to a partnership in which an
       officer of the Company is a partner ..................   $   --     $   --     $  2,448
     Interest on convertible debentures held by a related
       party of the Company .................................    166,667    516,000    619,200
     Interest on note payable to director ...................     38,611
     Interest on notes payable to joint venture partner
       (Paragon) ............................................      2,498     36,076     54,072
Interest revenue:
     Interest on note receivable from director of the Company      2,626       --         --
     Interest on note receivable from officer of the Company       1,258       --         --
     Interest on note receivable from joint venture partner .     47,500       --         --
Lease expense for land and facilities .......................     10,240     10,240     10,000
Consulting fee to officer of the Company ....................     32,500     65,000     79,750

     The  balance  sheet   includes  the  following   amounts   resulting   from
transactions with related parties:

                                                                     December 31,
                                                               -----------------------
                                                                  1996         1995
                                                               ----------   ----------
Accounts receivable
     Accounts receivable from a director of  the Company ...   $   27,106   $   85,426
     Note receivable from a director of  the Company .......       70,128         --
     Note receivable from officer of  the Company ..........         --         99,996
     Distribution receivable from Duhart-Milon .............         --        431,505
Inventory
     Wine purchases from related parties ...................    1,119,881      443,047
     Grape purchases from related parties ..................    2,135,654    1,520,872
Goodwill
     Investment in joint venture (see Note G) ..............    2,445,457         --
Other asset
     Option to extend term of joint venture ................         --      1,017,174
     Note receivable from joint venture partner (Paragon) ..      500,000      500,000
Property, plant & equipment, net
     Building contributed to joint venture by the partners .    1,304,313    1,394,266
Accounts Payable and accrued liabilities
     Investment payable ....................................    1,603,722         --
     Payables for inventory purchases to related parties ...    1,308,805         --
Long-term obligations
     Payable for purchase of option to extend term of joint
       venture (see Notes F and I) .........................         --        175,439
     Note payable to joint venture partner (see Note I) ....         --         59,954
     Note payable to director of  the Company ..............      940,282         --
     Convertible debentures held by a related party of the
       Company (see Note I and K) ..........................    5,000,000         --


NOTE P - COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments required under noncancelable operating leases with terms in excess of one year are as follows:

             Year-ending
             December 31,                                     Total
            -----------------                           ------------------
              1997....................................          585,372
              1998....................................          457,372
              1999....................................          457,372
              2000....................................          457,372
              2001....................................          457,372
              Thereafter..............................        4,395,430
                                                        ------------------
              Total...................................  $     6,810,290
                                                        ==================

     Rental expense charged to operations was as follows: $658,195, $832,962, and $637,343 for the years ended December 31, 1996, 1995, and 1994, respectively. Future lease commitments include $10,240 per year until 2052 for land leased by Paragon to the Edna Valley Joint Venture (see Note G).

NOTE Q - QUARTERLY DATA (Unaudited)

     The Company's quarterly operating results for years ended December 31, 1996, 1995, and 1994, are summarized below:

                                               (In thousands, except per share data)
                                             Gross            Gross            Net         Net (Loss)Earnings
                                           Revenues          Profit      (Loss) Earnings    per Common Share
                                           --------          ------      ---------------    ----------------
      1996 Quarters:
           Fourth Quarter..............  $    9,857        $    4,100      $      888       $         .11
           Third Quarter...............       8,207             3,157             668                 .08
           Second Quarter..............       8,449             3,170             653                 .08
           First Quarter...............       5,396             1,948             130                 .02
      1995 Quarters:
           Fourth Quarter..............  $    8,596        $    3,115      $      429       $         .07
           Third Quarter...............       5,380             1,935             (29)               (.01)
           Second Quarter..............       7,411             2,245              70                 .01
           First Quarter...............       4,423             1,497            (263)               (.05)
      1994 Quarters:
           Fourth Quarter..............  $    6,555        $    2,286      $      164       $         .03
           Third Quarter...............       4,998             1,885              15                 .00
           Second Quarter..............       5,512             1,862              57                 .01
           First Quarter...............       4,067             1,471            (216)               (.05)


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The CHALONE Wine Group, Ltd.

     We have audited the accompanying consolidated balance sheets of The Chalone Wine Group, Ltd. (the Company) (a California corporation), as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 20, 1997

Item 9. Disagreements on Accounting and Financial Disclosure.

     None; not applicable.

                                    PART III

Item 10. Directors and Executive Officers.

     a. Directors, Executive Officers, and Significant Employees. See "Executive Officers of the Registrant" in Part I of this Report.

     b.  Business Experience of Directors and Management; Other Directorships.

         The information required by this Item is hereby incorporated by reference to the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders under the heading "Election of Directors" and the heading "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

Item 11. Executive Compensation.

     a.  Executive Compensation.

         The information required by this Item is hereby incorporated herein by reference to the Proxy Statement relating to the 1997 Annual Meeting of Shareholders under the heading "Board Meetings and Compensation," and under the heading "Executive Compensation," with the exception of the information under the subheadings "Performance Graph" and "Compensation Committee Report on Compensation of Executive Officers," to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is hereby incorporated herein by reference to the Proxy Statement relating to the 1997 Annual Meeting of Shareholders under the headings "Shareholding by Other Owners of More Than Five Percent" and "Shareholding Information as to Directors, Director Nominees and Management" to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

Item 13. Certain Relationships and Related Transactions.

         The information required by this Item is hereby incorporated by reference to the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders under the heading "Certain Relationships and Related Transactions," to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Reference is also made to the information contained in Note O of Notes to Consolidated Financial Statements of this Report under the caption "Transactions with Related Parties."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a(1). Financial Statements.

     The following financial  statements of the Company are included in Part II,
Item 8:
                                                                          Page
                                                                          ----
               Financial Statements:
                   Consolidated Balance Sheets............................  19
                   Consolidated Statements of Operations..................  20
                   Consolidated Statements of Changes in
                     Shareholders' Equity.................................  21
                   Consolidated Statements of Cash Flows..................  22
                   Notes to Consolidated Financial
                     Statements...........................................  23

               Independent Auditors' Report...............................  35

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


                                                   EXHIBIT INDEX
                                                   -------------

        Exhibit
        Number                  Exhibit Description
        -------                 -------------------

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

(v) Incorporated by reference to Exhibit Nos. 1, 4 and 5, respectively, to the Company's Current Report on Form 8-K dated April 28, 1989.

(vi) Incorporated by reference to Exhibit Nos. 1 and 3, respectively, to the Company's Current Report on Form 8-K dated September 30, 1991.

                                      38.

                                                   EXHIBIT INDEX
                                                   -------------
        Exhibit
        Number                  Exhibit Description
        -------                 -------------------

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

(v) Incorporated by reference to Exhibit Nos. 1, 3, 4 and 2, respectively, to the Company's Current Report on Form 8-K dated May 30, 1991.

                                      39.


                                                   EXHIBIT INDEX
                                                   --------------
        Exhibit
        Number                  Exhibit Description
        -------                 -------------------
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

                                      40.

                                                   EXHIBIT INDEX
                                                   -------------
        Exhibit
        Number                  Exhibit Description
        -------                 -------------------

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

                                      41.

                                                   EXHIBIT INDEX
                                                   -------------
        Exhibit
        Number                  Exhibit Description
        -------                 -------------------
         10.28                  Omnibus Agreement between the Company, DBR, and Summus
                                Financial, dated August 22, 1995.                                       (i)

         10.29                  Credit Agreement between the Company and Wells Fargo Bank,              (ii)
                                dated December 29, 1995.

         10.30                  Credit  Agreement  between Edna Valley  Vineyard and Wells
                                Fargo Bank, dated July 31, 1995.

         10.31                  Purchase Agreement between the Company,  Richard H. Graff,
                                Trustee,  Graff 1993 Trust Dated June 10,  1993, a trust
                                and  Richard  H.  Graff  an individual, dated July 1, 1996.

         10.32                  Promissory Note between the Company and Richard H. Graff,
                                dated July 1, 1996.

         10.33                  Secured Purchase Money Promissory Note between the Company and Richard H. Graff, Trustee, Graff 1993 Trust, dated
                                July 1, 1996.

         10.34                  Residential Lease between the Company and Richard H. Graff, dated July 1, 1996.

         10.35                  Consulting and Non-Competition Agreement between the Company and Richard H. Graff, dated July 1, 1996.

         10.36                  Credit   Agreement   between   the  Canoe  Ridge Vineyard,  L.L.C.
                                and Wells  Fargo  Bank  dated August 15, 1996.

         10.37                  Credit  Agreement  between the Company and Wells Fargo Bank, dated
                                September 25, 1996.

         10.38                  Amendment  To Joint  Venture  Agreement  of Edna Valley Vineyard
                                between  Paragon  Vineyard Co., Inc., and the Company,
                                dated December 23, 1996.

         11                     Statement re  Computation  of Earnings Per Share for the periods ended December 31, 1996,  1995, and 1994.

         24                     Consent of Deloitte & Touche LLP to incorporation by reference dated March 24, 1997.

         27                     Financial Data Schedule

------------------------------

(i) Incorporated by reference to Appendix I to the Company's Proxy Statement for a Special Meeting of Shareholders, filed October 25, 1995.

(ii) Incorporated by reference to Exhibit No. 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                      42.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           THE CHALONE WINE GROUP, LTD.



           By /s/ W. Philip Woodward
              -----------------------------------------------
                W. Philip Woodward
                President and Chief Executive Officer
                (Principal Executive Officer)


           By /s/ William L. Hamilton
              -----------------------------------------------
                William L. Hamilton
                Executive Vice President (Principal Financial
                and Principal Accounting Officer)


           By /s/ Wendy W. Bentson
              -----------------------------------------------
                Wendy W. Bentson
                Controller

           Dated:  March 15, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         /s/ W. Philip Woodward                               President, Chief                   March 15, 1997
         --------------------------------------------         Executive Officer,
         W. Philip Woodward                                   and Director (Principal
                                                              Executive Officer)


         /s/ Richard H. Graff                                 Chairman of the Board              March 15, 1997
         --------------------------------------------         of Directors
         Richard H. Graff



         /s/ William L. Hamilton                              Executive Vice President,          March 15, 1997
         --------------------------------------------         Chief Financial Officer,
         William L. Hamilton                                  and Director (Principal
                                                              Financial and Principal
                                                              Accounting Officer)


         /s/ Wendy W. Bentson                                 Controller                         March 15, 1997
         --------------------------------------------
         Wendy W. Bentson




         /s/ C. Richard Kramlich                              Director                           March 15, 1997
         --------------------------------------------
         C. Richard Kramlich




         /s/ William G. Myers                                 Director                           March 15, 1997
         --------------------------------------------
         William G. Myers




         /s/ James H. Niven                                   Director                           March 15, 1997
         --------------------------------------------
         James H. Niven




         /s/ Eric de Rothschild                               Director                           March 15, 1997
         --------------------------------------------
         Eric de Rothschild




         /s/ Christophe Salin                                 Director                           March 15, 1997
         --------------------------------------------
         Christophe Salin




         /s/ Mark Hojel                                       Director                           March 15, 1997
         --------------------------------------------
         Mark Hojel




         /s/ Yves-Andre Istel                                 Director                           March 15, 1997
         --------------------------------------------
         Yves-Andre Istel




         /s/ Phillip M. Plant                                 Director                           March 15, 1997
         --------------------------------------------
         Phillip M. Plant
