Form 10-K
period 1997-03-31
CHALONE WINE GROUP LTD
filed 1997-06-27
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  (   )       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

  ( X )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-13406
           For the Three Month Transition Period Ended March 31, 1997


                          The CHALONE Wine Group, Ltd.
             (Exact name of registrant as specified in its charter)

             California                               94-1696731
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X      No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of June 3, 1997, there were 2,884,539 shares of the Company's voting no par value common stock, with an aggregate market value of $34,614,468 held by non-affiliates. (For purposes of this required presentation, the registrant has deemed its directors, executive officers, Domaines Barons de Rothschild (Lafite) and Hook Financial Inc. to be affiliates, and has deducted the outstanding shares held by them collectively from the total of 7,666,194 shares issued and outstanding.)

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

     The Company produces, markets and sells premium white and red varietal table wines, primarily Chardonnay, Pinot Noir, Cabernet Sauvignon and Sauvignon Blanc. The Company operates five wineries: four located in different counties of California and one located in eastern Washington State. The Company's California wines are made principally from grapes grown at its Chalone Vineyard and Carmenet Vineyard facilities (see "Significant Event", below), at vineyards owned by the Company's partner in the Edna Valley Vineyard Joint Venture (see "Property--Edna Valley Vineyard", below), and, for the Company's Acacia Winery facility (see "Property--Acacia Vineyard", below), from grapes principally grown at two Company-owned vineyards adjacent to the winery, the Marina Vineyard which is managed and one-half owned by the Company and at neighboring independent vineyards. The wines of the Washington State winery are made from grapes grown at a nearby vineyard (see "Property -- Canoe Ridge Vineyard", below). The Company's wines are sold primarily in the premium-priced segment of the table wine market under the labels "Chalone Vineyard," "Edna Valley Vineyard," "Carmenet," "Acacia" and "Canoe Ridge Vineyard."

     In addition and as a result of an investment in the Company by Domaines Barons de Rothschild (Lafite) ("DBR"), the Company receives an allocation of the wines of DBR, including the wines of Chateau Lafite-Rothschild and Chateau Duhart-Milon ("Duhart-Milon"), for sale primarily to the Company's shareholders.

     Change in Fiscal Year-End

     The Company has changed its fiscal year from one ending on December 31 to one ending on March 31, effective with the fiscal year ending March 31, 1998. Accordingly, the Company is reporting a three month transition period ending March 31, 1997. The Company determined that the nature of its business cycle, with typically heavy sales activity towards the end of the calendar year, coupled with the fall harvest of its grapes, created difficulty in efficient and effective planning and budgeting on a calendar year basis. A fiscal year ending March 31 occurs at the end of what is historically the smallest quarter in sales activity and a very quiet period operationally in the production of wine.

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

     Preliminary investigation indicates that the fire was caused by the electrical lines of Pacific Gas & Electric Company ("PG&E"). In public statements, PG&E has acknowledged (1) that its own preliminary investigation indicates PG&E's responsibility for the fire and (2) that PG&E is responsible for the resulting damages. In January, 1997, PG&E made an advance to the Company of $425,000 for costs related to the fire; however, when making the advance, PG&E admitted no liability and has reserved all rights with respect to the advance. The Company identified certain inventory and vineyard assets that were destroyed by the fire and has reclassified these costs to Other Receivable as of December 31, 1996. The Company's discussions with PG&E are on-going. The Company believes that it will be reimbursed for losses resulting from the fire, and as a result does not expect that the fire damage will have a material adverse effect on the Company's financial position or operating results. During the three months ended March 31, 1997, the Company accordingly recorded most of the proceeds of this advance as an offset to the Other Receivable balance featured as of December 31, 1996.

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


      Wine Production and Wines

     The following table sets forth the wine production of the Company, for calendar years 1996, 1995 and 1994. As of March 31, 1997 the 1997 vintage had not been harvested:

                                                                VINTAGE YEAR
                                 ---------------------------------------------------------------------------
                                           1996                      1995                        1994
                                 -----------------------    -----------------------     -----------------------
                                  Equivalent                  Equivalent                 Equivalent
                                   Number of    % of          Number of     % of          Number of    % of
                                     Cases       Total          Cases        Total          Cases       Total
                                 -------------  --------     ------------   --------    -------------  --------
         Chardonnay.............   151,900         62%         126,500         59%        138,000         68%
         Sauvignon Blanc........     7,200          3%           6,000          3%          6,600          3%
         Pinot Blanc............     5,900          2%           7,600          4%          7,100          3%
         Other white wines......     2,700          1%           3,200          1%          2,500          1%
                                 -------------  --------     ------------   --------    -------------  --------
             Total white wines..   167,700         68%         143,300         67%        154,200         75%
                                 -------------  --------     ------------   --------    -------------  --------
         Pinot Noir.............    35,100         14%          27,300         13%         23,000         11%
         Cabernet Sauvignon.....    26,300         11%          25,500         12%         21,200         10%
         Merlot.................    14,700          6%          13,200          6%          7,400          3%
         Other red wines........     1,400          1%           4,400          2%          1,100          1%
                                 -------------  --------     ------------   --------    -------------  --------
             Total red wines....    77,500         32%          70,400         33%         52,700         25%
                                 -------------  --------     ------------   --------    -------------  --------
              Total production..   245,200        100%         213,700        100%        206,900        100%
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

                                [GRAPHIC OMITTED]

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

     Case Sales by Method of Distribution

     The  following  table sets forth case sales by the Company by  distribution method for the three months ended March 31, 1997 and calendar  years 1996,  1995 and 1994.

                                 Three months ended
                                                                             Year ended December 31,
                                   March 31, 1997               1996                   1995                   1994
                                ---------------------   ---------------------  ---------------------  ---------------------
                                 Equivalent             Equivalent              Equivalent             Equivalent
                                 Number of    % of       Number of   % of       Number of    % of       Number of   % of
                                   Cases      Total        Cases      Total       Cases      Total        Cases      Total
                                ------------  -------   -----------  --------  ------------  -------   -----------  --------
  Independent distributors
       United States............   19,160        41%      121,403       41%      108,831        40%       82,519       39%
       International............    3,758         8%       12,574        4%        8,457         3%        6,057        3%
                                ------------  -------   -----------  --------  ------------  -------   -----------  --------
           Total distributors...   22,918        49%      133,977       45%      117,288        43%       88,576       42%

                                ------------  -------   -----------  --------  ------------  -------   -----------  --------
  Company direct
       California wholesale.....   15,575        34%       85,378       29%       70,330        26%       75,078       35%
       Custom brands............    4,443         9%       52,233       17%       63,442        24%       29,604       14%
       Catalog and winery
       retail...................    3,839         8%       27,454        9%       19,247         7%       19,562        9%
                                ------------  -------   -----------  --------  ------------  -------   -----------  --------
           Total Company
           direct...............   23,857        51%      165,065       55%      153,019        57%      124,244       58%
                                ------------  -------   -----------  --------  ------------  -------   -----------  --------
  Total.........................   46,775       100%      299,042      100%      270,307       100%      212,820      100%
                                ============  =======   ===========  ========  ============  =======   ===========  ========

                                       7.

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

      Employees

     On March 31, 1997, the Company had 101 full-time employees, 46 of whom were involved in grape growing and winemaking and 55 of whom were in sales and administration. During the spring and summer, the Company adds approximately 11 to 16 part-time employees for vineyard care and maintenance and 70 to 90 part-time employees for the spring bottling. In the autumn, up to 50 additional part-time employees are hired for the grape harvest and another 15 for winery work.

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

Item 2. Properties.

     The  Company's  principal  winemaking  activities  are  conducted  at  five locations, four in California and one in eastern Washington. The following table shows the producing acreage,  by grape variety,  at the various vineyards owned, in  whole  or in  part,  by the  Company,  and  vineyard  acreage  currently  in development, and the remaining undeveloped acreage suitable for future planting:
                                                                            At March 31, 1997
                                                                           -------------------
                                                              Producing      Developing    Unplanted       Total
                                                           ----------------------------------------------------------
     Chalone Vineyard:
           Chardonnay                                            104              50           --           154
           Pinot Noir                                             39              50           --            89
           Pinot Blanc                                            32              --           --            32
           Chenin Blanc                                            7              --           --             7
           Mourvedre                                               2              --           --             2
           Unplanted                                              --              --          100           100
                                                           ----------------------------------------------------------
                                                                 184             100          100           384
                                                           ----------------------------------------------------------
     Carmenet Vineyard:
           Cabernet Sauvignon, Merlot, Cabernet Franc             23              42           --            65
           Unplanted                                              --              --           15            15
                                                           ----------------------------------------------------------
                                                                  23              42           15            80
                                                           ----------------------------------------------------------
     Acacia Winery (including leasehold interest):
           Chardonnay                                             42              --           --            42
           Pinot Noir                                             15              38           --            53
                                                           ----------------------------------------------------------
                                                                  57              38           --            95
                                                           ----------------------------------------------------------
     Canoe Ridge Vineyard (including minority interest):
           Cabernet Sauvignon                                     32              12           --            44
           Merlot                                                 39              25           --            64
           Chardonnay                                             30              --           --            30
           Unplanted                                              --              --           33            33
                                                           ----------------------------------------------------------
                                                                 101              37           33           171
                                                           ----------------------------------------------------------
                Total Acreage                                    365             217          148           730
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

      Carmenet Vineyard

     Carmenet Vineyard consists of approximately 300 acres in Sonoma County, California, located in the "Sonoma Valley" viticultural area. On July 31, 1996, a fire at the vineyard damaged approximately 75% of its producing acres. These acres were planted to Cabernet Sauvignon, Merlot and Cabernet Franc. The Company is currently replanting these acres with essentially the same varieties (see "Significant Event", above).

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


      Canoe Ridge Vineyard Properties

     The Canoe Ridge Vineyard is located in Benton County, in eastern Washington State. The vineyard consists of approximately 275 acres, approximately 100 acres of which are now planted, in roughly equal proportions of Chardonnay, Merlot and Cabernet Sauvignon grapes. The vineyard is located in the "Columbia Valley" viticultural area, at an altitude of approximately 800 feet, on the eastern slope of the Canoe Ridge, overlooking the Columbia River. Although temperatures during the winter months can fall below freezing, the vineyard's altitude and easterly exposure, coupled with appropriate viticultural practices, reduce the potential for freeze damage. The grapevines are grown in well-drained sandy-loam soil. The vineyard is irrigated with water from the Columbia River under an agreement with an adjoining farm and has an average annual rainfall of 6 inches. The vineyard is owned by Canoe Ridge Vineyard L.L.C., a limited liability company in which the Company holds a 50.5 % interest ("CRV L.L.C."). The Company holds 25% of CRV L.L.C. directly, and 25.5% indirectly, through a 100% owned subsidiary of the Company.

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

Executive Officers of the Registrant

         The following persons were executive officers of the Company as of March 15, 1997.

         Name                     Position(s)                                Age
         ----                     ----------                                 ---
         W. Philip Woodward       President, Chief Executive                  57
                                  Officer, and Director

         William L. Hamilton      Executive Vice President, Chief             52
                                  Financial Officer, Secretary,
                                  and Director

         Larry M. Brooks          Vice President, Production, and             46
                                  Managing Director, Acacia Winery

         Robert B. Farver         Vice President, Sales                       41


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

        Calendar Year                                  High       Low
        -------------                                  ----       ---
        1997
        ----
             First quarter........................     12.00     10.00
        1996
        ----
             First quarter........................     10.50      9.00
             Second quarter.......................     11.13      8.88
             Third quarter........................     10.00      8.00
             Fourth quarter.......................     12.00      9.25
        1995
        ----
             First quarter........................      8.00      5.75
             Second quarter.......................      7.88      6.63
             Third quarter........................      7.75      6.50
             Fourth quarter.......................      9.38      6.25

     On May 5, 1997, the closing price for the common stock was $11.50 per share. During the first three months of 1997, the average weekly trading volume of the stock was approximately 14,600 shares.

     b. Holders of Record.

     As of May 5, 1997, there were approximately 5,242 holders of record of the Company's common stock.

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

Item 6. Selected Financial Data.

     The following selected consolidated financial data for the three months ended March 31, 1997 and the years ended December 31, 1996, 1995, 1994, 1993 and
1992, are derived from the audited consolidated financial statements of the Company. The financial data for the three months ended March 31, 1996 and the twelve months ended March 31, 1997, 1996 and 1995 are derived from the unaudited consolidated financial statements of the Company. This data should be read in conjunction with the financial statements and notes thereto included at Item 8 of this Report.

                             SELECTED FINANCIAL DATA
                      (in thousands except per-share data)
                                     Three months ended
                                          March 31,                             Year ended December 31,
                                     --------------------  ----------------------------------------------------------------------
                                        1997      1996         1996          1995          1994          1993          1992
                                        ----      ----         ----          ----          ----          ----          ----
Statement of Operations Data:
  Net revenues......................  $  5,390   $ 5,246    $  31,044    $   25,032     $  20,515    $   17,824    $   16,792
  Gross profit......................     2,384     1,948       12,375         8,792         7,504         6,395         6,309
  Selling, general and
        administrative expenses.....     1,472     1,289        6,283         5,374         4,633         4,432         4,610
  Operating income..................       912       659        6,093         3,418         2,871         1,963         1,699
  Other expense.....................      (320)     (456)      (1,817)       (2,681)       (2,561)       (2,482)       (2,494)
  Equity in net income of
  Duhart-Milon......................        29        52          304            74           --            --            --
  Minority interest.................       (95)      (35)        (621)         (357)         (188)         (372)         (269)
  Net earnings (loss)...............       311       130        2,339           207            20          (691)         (741)
  Earnings (loss) per common share..       .04       .02          .29           .04           .00          (.16)         (.19)

Balance Sheet Data:
  Working capital...................    24,283    22,023       23,428        22,072        17,136        15,291        11,606
  Total assets......................    75,859    68,973       80,179        72,569        72,225        72,078        70,413
  Long-term obligations less
  current maturities................    18,379    13,415       17,761        13,477        26,425        27,387        30,418
  Shareholders' equity..............    42,835    41,098       43,246        41,382        24,199        22,699        17,030


                               Twelve months ended
    (Unaudited)                                             March 31,
                                                  ----------------------------
                                                  1997        1996        1995
                                                  ----        ----        ----
    Statement of Operations Data:
      Net revenues............................  $ 31,188    $ 25,987   $ 20,710
      Gross profit............................    12,811       9,243      7,530
      Selling, general and administrative
            expenses..........................     6,466       5,442      4,754
      Operating income........................     6,345       3,801      2,776
      Other expense...........................    (1,682)     (2,409)    (2,584)
      Equity in net income of Duhart-Milon ...       281         126
      Minority interest.......................      (681)       (387)      (156)
      Net earnings (loss).....................     2,520         600        (26)
      Earnings (loss) per common share........       .31         .10        .00

    Balance Sheet Data:
      Working capital.........................    24,283     22,023      16,680
      Total assets............................    75,859     68,973      70,299
      Long-term obligations less current
      maturities..............................    18,379     13,415      26,339
      Shareholders' equity....................    42,835     41,098      23,931

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

      Results of Operations

     The following table sets forth the certain financial data as a percentage of net revenues for the years indicated:

                                                    Three months ended                    Year ended December 31,
                                    March 31,

                                                       1997       1996         1996       1995      1994       1993      1992
                                                       ----       ----         ----       ----      ----       ----      ----
    Net revenues...................................    100%       100%         100%       100%      100%       100%      100%
    Gross profit...................................     43%        37%          40%        35%       37%        36%       38%
    Selling, general and administrative expenses...     27%        25%          20%        21%       23%        25%       27%
    Operating income...............................     17%        13%          20%        14%       14%        11%       10%
    Other expense..................................     (6%)       (9%)         (6%)      (11%)     (12%)      (14%)     (14%)
    Equity in net income of Duhart-Milon...........      0%         1%           1%         0%       --         --        --
    Minority interest..............................     (2%)       (1%)         (2%)       (1%)      (1%)       (2%)      (2%)
    Net earnings (loss)............................      6%         2%           8%         1%        0%        (4%)      (4%)

Wine Sales

     Sales for the three months ended March 31, 1997, increased approximately 3% over the comparable period in 1996. The number of cases sold in the first quarter was 6% less than the comparable period in 1996 due to a shortage of some wines. This was more than offset by a 10% increase in the average sales price per case in the current three month period.

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

     Sales in the California market for 1996, 1995 and 1994, respectively, were approximately 39%, 38%, and 45% of total wholesale sales (excluding custom brands), and no other single market accounted for more than 10% of total sales in these years. Management believes that unit sales in California will remain relatively flat in the near future and that increased unit sales in markets outside of California will be required for continued revenue growth.

     During 1996 many of the Company's wines were in limited supply, resulting in wines being allocated to customers. The Company expects many of its wines will remain on allocation during 1997.

Gross Profit

     Gross profit for the three months ended March 31, 1997, increased by approximately 22% over the comparable period in 1996, resulting primarily from the increase in sales price per case mentioned above.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the first quarter of 1997 increased by 14% over the comparable period in 1996. This increase is primarily the result of planned increases in marketing expenditures.

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

Operating Income

     Operating income for the three months ended March 31, 1997, increased by over 38% from the comparable period in 1996. This increase was due to higher sales and gross margins as discussed above.

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

Other Income (Expense)

     The decrease of 30% in other expense between the three month periods ending March 31, 1997 and 1996 was primarily driven by a 20% decrease in net interest expense, due to higher interest income which more than offset slightly higher borrowing levels.

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

Equity in Net Income of Duhart-Milon

     Effective October 1, 1995, the Company exchanged its 11.3% ownership interest in DBR for a 23.5% interest in Societe Civile Chateau Duhart-Milon. The effect of this transaction was to convert an 11.3% interest in DBR, accounted for using the cost method, into an interest in an active, operating vineyard and winery operation, accounted for using the equity method of accounting. The Company's 23.5% equity interest in Duhart-Milon's net income for the three months ending March 31, 1997 was $28,672, for the twelve months ending December 31, 1996 was $303,968, and $74,109 for the three months of ownership during 1995.

Minority Interest

     The Company currently has two ventures in which there are minority interests. The "minority interest" (the portion of the venture's total earnings attributable to minority owners) in earnings (losses) of these ventures for the three months ending March 31, 1997 and the three years ended December 31, 1996, consisted of the following:

                                                                          Three
                                                                         months
                                                                          ended                Year ended December 31,
                                                                        March 31,
                                                                       ------------   -----------------------------------------
 Venture                      Minority Owner             Minority %       1997             1996         1995         1994
 -------                      --------------             ----------       ----             ----         ----         ----
 Edna Valley Vineyard         Paragon Vineyard Co.,       50.0%      $   98,144       $    526,929   $  332,654   $  219,321
                              Inc.
 Canoe Ridge Vineyard,
 LLC (CRV)                    Various                     49.5%          (2,986)            94,055       18,766          100
 CanoeCo Partners             CRVI                        50.0%              --               --          5,687      (31,495)
                                                                     -------------    -----------------------------------------
                                                                     $   95,158       $    620,984   $  357,107   $  187,926
                                                                     =============    =========================================

     The minority interest in earnings for Edna Valley Vineyard during 1996 represents an increase of 58% from 1995, and was due to higher gross margin and lower operating expenses. Effective January 1, 1996, CanoeCo and Canoe Ridge Winery (CRW) merged into one new company, Canoe Ridge Vineyard, LLC ("CRV"), of which the Company owns 50.5%. The minority interest in earnings for CRV during 1996 represent an increase of 285%, primarily a result of 1996 being the first full year of wine sales for CRV.

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

     The Company believes that Edna Valley Vineyard and CRV will continue to contribute significantly to its income, and hence that this minority interest will continue to increase in the future.

Net  Earnings

     Net earnings for the three months ended March 31, 1997 was $310,536, an increase of 139% over the comparable three months ending in March 31, 1996.

     Net earnings for the year ended December 31, 1996, were $2,339,237 compared to $206,607 in 1995 and $20,184 in 1994. 1996 results reflect increased unit sales at higher gross margins, lower interest expense and lower selling, general and administrative expenses as a percentage of sales, all discussed above.

     Net earnings for 1995 reflect higher gross profits and lower selling, general and administrative expenses as a percentage of sales, as discussed above.

Seasonality

     The Company's wine sales from quarter to quarter are highly variable because of, among other things, the timing of the release of wines for sale and changes in consumer demand. Sales are typically highest during the fourth quarter because of heavy holiday sales and because most wines are released around the end of the third and beginning of the fourth quarters.

     Liquidity and Capital Resources

     The Company's working capital increased $855,000 during the three month period ending March 31, 1997, to $24,283,000. Normal capital expenditures and planned repayments of long-term debt were offset by the net income achieved after adding back depreciation and amortization. Additionally the Company received long-term financing secured by its CRV vineyard property of $700,000 and used the proceeds to repay a portion of its short-term borrowing.

     The Company's cash and cash equivalents totaled $207,177 at December 31, 1996, up from $31,959 at December 31, 1995. The Company also has bank lines of credit in the aggregate amount of $16,300,000 currently available, of which $6,494,083 was outstanding at December 31, 1996. These lines are secured by substantially all of the Company's inventory and accounts receivable, bears interest at LIBOR plus 1.8% and mature in June, 1997, at which time Management expects to renew the lines for one year.
     Working capital was $23,428,287 at December 31, 1996, up 6% from $22,072,399 at December 31, 1995. The Company's inventory, which is accounted for on a "first-in, first-out" basis, increased approximately 5% to $28,827,670 at December 31, 1996. Borrowings on the bank lines of credit decreased by $3,744,000 at 1996 year end when compared to 1995, which decrease was offset by an increase of $3,684,415 in accounts payable and accrued expenses and an increase in provision for income taxes of $1,238,387. Working capital at December 31, 1996, also includes accounts, notes and other receivables totaling $8,577,115, up from $7,652,717 in 1995.

     Wine sales have historically provided sufficient revenues to sustain the Company's on going operational requirements except during grape harvesting, when the Company has relied on short-term borrowings to finance grape purchases and the increased seasonal payroll. Major capital projects such as the expansion of facilities or acquisition of vineyards have been funded with debt and equity issues and bank borrowings. During 1996, the Company invested approximately $4,600,000 for the expansion of the facilities at Edna Valley Vineyard, and the vineyards at Acacia and Chalone Vineyard all of which were funded with long-term borrowings.

     Future capital commitments include vineyard development plans at Acacia and Canoe Ridge Vineyard, completion of the winery expansion at Edna Valley Vineyard and replanting of the vineyard at Carmenet. Management believes these projects will be funded with additional bank borrowings and proceeds from the future exercise of outstanding warrants which expire in 1998 and 2000, and from the expected settlement with PG&E.

Item 8. Financial Statements and Supplementary Data.

                          THE CHALONE WINE GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
CONSOLIDATED FINANCIAL STATEMENTS                                           ----
      Consolidated Balance Sheets...........................................  20
      Consolidated Statements of Operations.................................  21
      Consolidated Statements of Changes in Shareholders' Equity............  22
      Consolidated Statements of Cash Flows.................................  23
      Notes to Consolidated Financial Statements............................  24

INDEPENDENT AUDITORS' REPORT................................................  37

                          THE CHALONE WINE GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   March 31,                     December 31,
                                                                      1997                 1996                 1995
                                                                -----------------    -----------------   ------------------

Current assets
     Cash...................................................    $        246,213     $        207,177     $        31,959
     Accounts receivable, less allowance for doubtful
         accounts of $78,370, $70,550 and $25,550...........           3,943,926            7,003,253           7,076,630
     Notes receivable.......................................           1,290,655            1,154,472             576,087
     Other receivable.......................................                --                419,390                --
     Distribution receivable................................             381,656                 --                  --
     Note receivable from officer...........................              83,393                 --                99,996
     Inventories............................................          28,230,784           28,827,670          27,499,273
     Prepaid expenses.......................................             219,452              229,091             199,210
     Deferred income taxes..................................              23,133              104,156             166,699
                                                                ----------------     ----------------    ----------------
         Total current assets...............................          34,419,212           37,945,209          35,649,854
Investment in Chateau Duhart-Milon..........................          10,371,889           11,613,728          12,058,636
Notes receivable, long-term portion.........................             397,743              491,907             500,000
Property, plant and equipment, net..........................          24,763,403           24,119,591          19,864,865
Goodwill and trademarks.....................................           5,590,708            5,618,039           3,148,235
Other assets................................................             315,642              390,124           1,346,946
                                                                ----------------     ----------------    ----------------
              Total assets..................................    $     75,858,597     $     80,178,598    $     72,568,536
                                                                ================     ================    ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Bank lines of credit...................................    $      7,771,033      $     6,494,083    $     10,238,869
     Current maturities of long-term obligations............             563,916              535,441             773,990
     Income tax payable.....................................              41,457            1,360,329             121,942
     Accounts payable and accrued liabilities...............           1,760,091            6,127,069           2,442,654
                                                                 ---------------      ---------------    ----------------
         Total current liabilities..........................          10,136,497           14,516,922          13,577,455
Long-term obligations - less current maturities.............           9,878,590            9,260,569           5,010,644
Convertible subordinated debentures.........................           8,500,000            8,500,000           8,500,000
Deferred income taxes.......................................           1,317,955            1,209,431           1,073,186
Minority interest...........................................           3,190,906            3,445,746           3,024,764

Commitments and contingencies
Shareholders' equity
     Common stock - authorized 15,000,000 shares,
         no par value; issued and outstanding,
         7,655,199, 7,626,150 and 7,596,398 shares..........          41,840,661           41,673,622          41,557,018
     Retained earnings (Deficit)............................           2,583,287            2,272,751             (66,486)
     Cumulative foreign currency translation adjustment.....          (1,589,299)            (700,443)           (108,045)
                                                                ----------------      ---------------    ----------------
         Total shareholders' equity.........................          42,834,649           43,245,930          41,382,487
                                                                ----------------      ---------------    ----------------
               Total liabilities and shareholders' equity...    $     75,858,597      $    80,178,598    $     72,568,536
                                                                ================      ===============    ================


        The accompanying notes are an integral part of these statements.


                          THE CHALONE WINE GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three months
                                       ended March 31,                       Year ended December 31,
                                            1997                 1996                 1995                 1994
                                      ------------------   ------------------   ------------------   ------------------
Gross revenues.......................  $     5,520,230     $    31,909,339      $    25,810,269       $    21,132,053
     Less excise taxes...............          129,914             865,133              778,615               616,708
                                       ---------------     ---------------      ---------------       ---------------
Net revenues.........................        5,390,316          31,044,206           25,031,654            20,515,345

Cost of sales........................        3,006,636          18,669,024           16,239,725            13,011,546
                                       ---------------     ---------------      ---------------        --------------

       Gross profit..................        2,383,680          12,375,182            8,791,929             7,503,799

Selling, general and administrative
expenses.............................        1,472,101           6,282,503            5,373,954             4,633,499
                                       ---------------     ---------------      ---------------       ---------------

       Operating income..............          911,579           6,092,679            3,417,975             2,870,300

Other income (expense):
     Interest (net of amounts
     capitalized)....................         (350,669)         (1,843,546)          (2,778,748)           (2,752,781)
     Other, net......................           30,966              25,982               98,006               191,579
                                       ---------------     ---------------      ---------------       ---------------
                                              (319,703)         (1,817,564)          (2,680,742)           (2,561,202)
Equity in net income of Chateau
Duhart-Milon.........................           28,673             303,968               74,109                --

Minority interest....................          (95,158)           (620,984)            (357,107)             (187,725)
                                       ---------------    ----------------      ---------------      ----------------

       Earnings before income taxes            525,391           3,958,099              454,235               121,373

Income taxes.........................          214,855           1,618,862              247,628               101,189
                                       ---------------     ---------------      ---------------       ---------------


       Net earnings..................  $       310,536     $     2,339,237      $       206,607       $        20,184
                                       ===============     ===============      ===============       ===============

Net earnings per common share........            $ .04               $ .29                $ .04                 $ .00
                                                 =====               =====                =====                 =====
Average number of shares used in
   earnings per share computation....        8,329,014           8,168,627            5,299,766             4,826,094
                                       ===============     ===============      ===============       ===============

        The accompanying notes are an integral part of these statements.

                          THE CHALONE WINE GROUP, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     Three Months ended March 31, 1997 and Years ended  December
                  31, 1996, 1995 and 1994


                                             Common Stock
                                    -------------------------------    Retained         Foreign
                                      Number of                        Earnings         Currency
                                        Shares          Amount         (Deficit)      Translation       Total
                                    --------------- ---------------  --------------  -------------  --------------
Balance, December 31, 1993..........     4,600,956  $   22,991,666     $  (293,277)          --     $   22,698,389
   Sale of common stock - net..            360,004       1,480,536                                       1,480,536
   Net earnings.....................                                        20,184                          20,184
                                    --------------- ---------------  --------------  -------------  --------------
Balance, December 31, 1994..........     4,960,960      24,472,202        (273,093)          --         24,199,109
   Sale of common stock - net..            838,579       4,532,070                                       4,532,070
   Conversion of convertible
       debentures...................     1,769,143      12,384,000                                      12,384,000
   Options exercised................        27,716         168,746                                         168,746
   Foreign currency translation
       adjustment...................                                                     (108,045)        (108,045)
   Net earnings.....................                                       206,607                         206,607
                                    --------------- ---------------  --------------  -------------  --------------
Balance, December 31, 1995..........     7,596,398      41,557,018         (66,486)      (108,045)      41,382,487
   Sale of common stock.............         8,998          21,387                                          21,387
   Options exercised(1).............        18,715          76,880                                          76,880
   Profit Sharing...................         2,039          18,337                                          18,337
   Foreign currency translation
       adjustment...................                                                     (592,398)        (592,398)
   Net earnings.....................                                     2,339,237                       2,339,237
                                    --------------- ---------------  --------------  -------------  --------------
Balance, December 31, 1996..........     7,626,150      41,673,622       2,272,751       (700,443)      43,245,930
   Sale of common stock.............         2,309          14,615                                          14,615
   Options exercised(2).............        20,226          82,503                                          82,503
   Profit Sharing...................         6,514          69,921                                          69,921
   Foreign currency translation
       adjustment...................                                                     (888,856)        (888,856)
   Net earnings.....................                                       310,536                         310,536
                                    --------------- ---------------  --------------  -------------  --------------
Balance, March 31, 1997.............     7,655,199  $   41,840,661     $ 2,583,287    $(1,589,299)  $   42,834,649
                                    =============== ===============  ==============  =============  ==============

        The accompanying notes are an integral part of these statements.

-------------
(1) Includes net of 16,588 previously acquired shares surrendered for payment.
(2) Includes net of 5,190 previously acquired shares surrendered for payment.

                                      22.

                          THE CHALONE WINE GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three months
                                                     ended March 31,         Year ended December 31,
                                                          1997          1996           1995          1994
                                                     -------------- -------------  ------------   ------------
Cash flows from operating activities:
   Net earnings ...................................  $    310,536   $  2,339,237   $    206,607   $     20,184
   Non-cash transactions included in earnings:
    Depreciation ..................................       364,546      2,872,642      2,718,269      2,405,270
    Amortization ..................................        46,706        121,139        147,036        146,178
    Equity in net income of Ch. Duhart-Milon ......       (28,673)      (303,968)       (74,109)          --
    Minority interest .............................        95,158        620,984        357,107        187,725
    Loss (gain) from disposal of equipment ........        (3,549)        86,162        (14,909)        40,439
    Change in:
       Deferred income taxes ......................       189,547        198,788         46,592        100,389
       Accounts and other receivables (net) .......     3,059,327         73,376     (2,135,991)      (455,314)
       Inventories ................................       596,886     (1,328,397)     1,922,764     (1,236,195)
       Prepaid expenses and other assets ..........        64,746       (235,720)       103,104        (13,498)
       Other receivables ..........................       419,390       (419,390)          --             --
       Accounts payable and accrued liabilities ...    (5,371,929)     3,494,519       (148,248)      (300,875)
                                                     ------------   ------------   ------------   ------------
           Net cash provided by (used in)
           operating activities ...................      (257,309)     7,519,372      3,128,222        894,303
                                                     ------------   ------------   ------------   ------------

Cash flows from investing activities:
   Capital expenditures ...........................    (1,018,199)    (6,635,057)    (2,269,972)    (1,706,642)
   Proceeds from disposal of property and equipment        13,392        361,807        145,741        144,164
   Net increase in notes receivable ...............      (125,412)      (470,294)    (1,176,083)          --
   Distribution from investment in Ch. Duhart
   Milon ..........................................          --          156,478           --             --
                                                     ------------   ------------   ------------   ------------
           Net cash used in investing activities ..    (1,130,219)    (6,587,066)    (3,300,314)    (1,562,478)
                                                     ------------   ------------   ------------   ------------

Cash flows from financing activities:
   Net advances (payments) on lines of credit .....     1,276,950     (3,744,786)    (3,635,197)       399,066
   Distribution to minority interest (Paragon) ....      (350,000)      (200,000)      (375,718)      (156,000)
   Proceeds from issuance of long-term debt .......       700,000      8,893,996           --             --
   Repayment of long-term debt ....................      (297,504)    (5,822,902)      (555,831)    (1,730,115)
   Contributions to joint venture .................          --             --             --          324,000
   Proceeds from issuance of common stock .........        97,118        116,604      4,700,816      1,480,536
                                                     ------------   ------------   ------------   ------------
         Net cash provided by (used in)
         financing activities .....................     1,426,564       (757,088)       134,070        317,487
                                                     ------------   ------------   ------------   ------------
Net (decrease) increase in cash ...................        39,036        175,218        (38,022)      (350,688)
   Cash at beginning of year ......................       207,177         31,959         69,981        420,669
                                                     ------------   ------------   ------------   ------------
   Cash at end of year ............................  $    246,213   $    207,177   $     31,959   $     69,981
                                                     ============   ============   ============   ============

Other cash flow information:
   Interest paid ..................................  $    304,814   $  1,828,910   $  2,904,582   $  2,837,501
   Income taxes paid ..............................     1,126,700        396,788         80,800            800

Non-cash transactions:
   Conversion of convertible debentures to common
    stock .........................................          --             --       12,384,000           --
   Investment in Edna Valley joint venture accrued
    at year end ...................................          --        1,428,283           --             --
   Debt assumed in acquisition of real property ...          --          940,282           --             --
   Distribution receivable from Ch. Duhart-Milon ..       381,656           --          431,505           --
   Profit Sharing stock contribution ..............        69,921         18,337           --             --

        The accompanying notes are an integral part of these statements.

                                      23.

                          THE CHALONE WINE GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND OPERATIONS

     The Chalone Wine Group, Ltd. produces and sells primarily super and ultra premium quality table wines. The Company farms its estate-owned vineyards representing approximately 365 producing acres in Napa, Sonoma, Monterey counties of California, and in eastern Washington State. Approximately 30% of its annual grape requirements are purchased from independent growers.

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

     Change in Fiscal Year- End

     The Company has changed its fiscal year from one ending on December 31 to one ending on March 31, effective with the fiscal year ending March 31, 1998. Accordingly, the Company is reporting a three month transition period ending March 31, 1997. The Company determined that the nature of its business cycle, with typically heavy sales activity towards the end of the calendar year, coupled with the fall harvest of its grapes, created difficulty in efficient and effective planning and budgeting on a calendar year basis. A fiscal year ending March 31 occurs at the end of what is historically the smallest quarter in sales activity and a very quiet period operationally in the production of wine. The following selected consolidated income statement data has been derived from the unaudited consolidated financial statements of the Company. In the opinion of management, the unaudited selected data shown below has been prepared on the same basis as the audited consolidated statements of income included herein and includes adjustments only of a normal recurring nature.

                               Three months ended
      (Unaudited)                                       March 31, 1996
                                                    ----------------------
      Net revenues....................................... $ 5,246
      Gross profit.......................................   1,948
      Selling, general and administrative expenses.......  (1,289)
      Operating income...................................     659
      Income taxes.......................................     (91)
      Net Income.........................................     130
      Earnings per common share.........................  $   .02


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

                                                         Years
                                                        -------
               Vineyard properties                       5-35
               Buildings                                15-80
               Machinery and equipment                   3-20


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


Recently Issued Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.

128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the quarter ending December 31, 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $ .06 and $ .02 for the three month periods ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.

NOTE C - CARMENET FIRE

     As previously disclosed, on July 31, 1996, a wildfire damaged approximately 75% of the producing acreage at the Company's Carmenet Vineyard, located in Sonoma, California. Carmenet's winery structures and barrel inventory were untouched by the blaze and no people were injured. The damaged acreage was planted to Cabernet Sauvignon, Merlot and Cabernet Franc grapes used for Estate Bottled wines produced under the Carmenet label. Prior to the fire, Carmenet produced approximately 38,000 cases (of which a significant proportion was Estate Bottled). Carmenet's 1996 grape harvest was reduced roughly in proportion to the damage to the vineyard's overall producing acreage caused by the blaze. The Company is currently evaluating whether the grapes harvested from the unburned acreage sustained smoke-damage that would prevent their use in the production of Carmenet wines.

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

     Preliminary investigation indicates that the fire was caused by the electrical lines of Pacific Gas & Electric Company ("PG&E"). In public statements, PG&E has acknowledged (1) that its own preliminary investigation indicates PG&E's responsibility for the fire and (2) that PG&E is responsible for the resulting damages. In January, 1997, PG&E made an advance to the Company of $425,000 for costs related to the fire; however, when making the advance, PG&E admitted no liability and has reserved all rights with respect to the advance. The Company identified certain inventory and vineyard assets that were destroyed by the fire and has reclassified these costs to Other Receivable as of December 31, 1996. The Company's discussions with PG&E are on-going. The Company believes that it will be reimbursed for losses resulting from the fire, and as a result does not expect that the fire damage will have a material adverse effect on the Company's financial position or operating results. During the three months ended March 31, 1997, the Company accordingly recorded most of the proceeds of this advance as an offset to the Other receivable balance featured as of December 31, 1996.

NOTE D - INVENTORIES

  Inventories consist of the following:
                                         March 31,           December 31,
                                      ------------  ---------------------------
                                           1997         1996            1995
                                      ------------  ------------   ------------
       Bulk and bottled wine........  $ 26,990,343  $ 27,974,216   $ 26,773,298
       Growing crops................       926,678       541,230        551,648
       Other inventory..............       122,568       120,368         54,458
       Wine production supplies.....       191,195       191,856        119,869
                                      ------------  ------------   ------------
                                      $ 28,230,784  $ 28,827,670   $ 27,499,273
                                      ============  ============   ============

NOTE E - PROPERTY,  PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                          March 31,           December 31,
                                       ------------  ---------------------------
                                            1997          1996          1995
                                       ------------  ------------  ------------
       Land...........................  $ 2,513,908  $  2,513,908  $  1,550,625
       Vineyard properties............    8,749,661     8,386,518     6,248,011
       Buildings......................   15,407,219    14,927,158    13,515,056
       Machinery and equipment........   13,819,380    13,738,650    12,127,635
                                       ------------  ------------  ------------
                                         40,490,168    39,566,234    33,441,327
       Less accumulated depreciation..   15,726,765    15,446,643    13,576,462
                                       ============  ============  ============
                                       $ 24,763,403  $ 24,119,591  $ 19,864,865
                                       ============  ============  ============


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


     Chateau Duhart-Milon's condensed balance sheet as of March 31, 1997, December 31, 1996 and 1995 and results of operations for the three months ended
March 31, 1997, the twelve months ended December 31, 1996 and three months ended
December 31, 1995 are as follows (translated into U.S. dollars at the year end and average exchange rate for the period, respectively):

                                                               March 31,         December 31,     December 31,
                                                                1997                1996             1995
                                                             ------------       ------------    ------------
   Current assets (including inventories of $3,515,237
     as of March 31, 1997,$3,488,825 as of December 31,
     1996 and $3,654,415 as of December 31, 1995             $ 11,808,446       $ 12,875,723    $ 16,938,735
   Property and equipment, net                                  2,172,048          2,440,848       2,516,986
                                                             ------------       ------------    ------------
           Total assets                                        13,980,494         15,316,571      19,455,721
   Current liabilities                                          2,991,494          1,786,513       6,039,294
                                                             ------------       ------------    ------------
           Total liabilities                                    2,991,494          1,786,513       6,039,294
                                                             ------------       ------------    ------------
   Equity                                                    $ 10,988,822       $ 13,530,058    $ 13,416,427
                                                             ============       ============    ============
  The results of operations are summarized as follows:
                                                               Three months      Year ended       Year ended
                                                             ended March 31,    December 31,     December 31,
                                                                  1997             1996              1995
                                                              ------------      ------------     -----------
Revenues                                                       $   227,726      $  3,964,071     $   557,438
Cost of sales                                                      152,362         2,651,092         110,026
                                                               -----------      ------------     -----------
     Gross profit                                                   75,364         1,312,979         447,412
Net operating and other expenses/(revenues)                        (60,291)         (236,137)         88,305
                                                               -----------      ------------     -----------
Net earnings                                                   $   135,655      $  1,549,116     $   359,107
                                                               ===========      ============     ===========
Company's share of net earnings, less amortization expense
     of $3,207, $60,074 and $10,000                            $    28,672      $    303,968     $    74,109
                                                               ===========      ============     ===========

     The carrying amount of the Company's investment is greater than the amount of its share of the underlying equity in net assets of Duhart-Milon by approximately $7,800,000 as of March 31, 1997, $8,500,000 as of December 31, 1996, and $8,900,000 as of December 31, 1995. This difference relates primarily to the underlying value of the land owned by Duhart-Milon and accordingly, will not be amortized.

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

     In addition, under the new agreement, the Company has the option to make further payments of $1,050,000 each in 1997 and 1999 and $850,000 in 2001 to increase its ownership in the continuing Joint Venture by increments of 12.54%,12.54% and 10.75%, respectively. Concurrent with the available investment option in 2001 the Company will also have the option to purchase 50% of the brand name, Edna Valley, for $200,000 which is currently licensed to the Joint Venture by Paragon.

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


     Condensed balance sheets for the Joint Venture follow:
                                                                           March 31,               December 31,
                                                                              1997           1996                1995
                                                                     ----------------   ----------------   -----------------
           Current assets (including inventories of $5,433,828
           in 1997, $5,821,839 in 1996 and $5,373,644 in 1995)...    $    5,554,880     $    5,943,978     $    5,945,964
           Current assets eliminated in consolidation............           748,333          1,486,947          1,214,277
           Other Assets..........................................            86,790             89,605            --
           Property and equipment, net...........................         4,203,345          3,760,967          2,723,288
                                                                     ----------------   ----------------   -----------------
           Total assets..........................................        10,593,348         11,281,497          9,883,529
           Current liabilities...................................         3,451,527          3,379,922          4,460,195
           Accrued liabilities eliminated in consolidation.......            81,252            317,087            231,640
                                                                     ----------------   ----------------   -----------------
                     Total current liabilities...................         3,532,779          3,697,009          4,691,835
                     Total liabilities...........................         5,326,573          5,495,998          4,691,835
                                                                     ----------------   ----------------   -----------------
           Partners' Equity......................................    $    5,266,776     $    5,785,499     $    5,191,694
                                                                     ================   ================   =================

     The results of operations are summarized as follows:

                                                   Three months
                                                  ended March 31,                    Year ended December 31,
                                                       1997                1996               1995               1994
                                                 -----------------   ----------------   ----------------   -----------------
         Revenues............................    $  1,108,952        $    6,463,512     $    6,849,922     $    5,255,232
         Cost of sales.......................         679,071             4,315,543          5,124,297          3,847,497
                                                 -----------------   ----------------   ----------------   -----------------
            Gross profit.....................         429,881             2,147,969          1,725,625          1,407,735
         Operating and other expenses........         113,322               386,459            464,863            470,873
         Commissions and management fees
            eliminated in consolidation......         135,284               767,704            655,506            558,273
                                                 -----------------   ----------------   ----------------   -----------------
         Net earnings........................         181,275               993,806            605,256            378,589
         Minority interest...................          98,144               526,929            332,654            219,321
                                                 -----------------   ----------------   ----------------   -----------------
            Company's share of net earnings..    $     83,131        $      466,877     $      272,602     $      159,268
                                                 =================   ================   ================   =================

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

NOTE I - BANK LINES OF CREDIT

     Bank lines of credit consist of the following:
                                                                          March 31                 December 31,
                                                                            1997              1996               1995
                                                                       ----------------  ----------------   ----------------
Credit line of $10,000,000 bearing interest at prime(1), payable
     monthly, due June, 1997......................................     $    3,386,465    $    3,455,031     $    5,334,944
Credit line of $4,800,000 bearing interest at prime(1), payable
     monthly, due June, 1997......................................          3,292,271         1,975,566          4,167,000
Credit line of $400,000 bearing interest at 1.875% over prime,
     payable at February, 1996....................................             --                --                236,925
Credit line of $1,500,000 bearing interest at prime, payable
     monthly, due June 1997.......................................          1,092,297         1,063,486              --
Credit line of $500,000 bearing interest at 9.84%, payable at
     April, 1996..................................................             --                 --               500,000
                                                                       ----------------  ----------------   ----------------
                                                                       $    7,771,033    $    6,494,083     $   10,238,869
                                                                       ================  ================   ================

-----------
(1) the Company may fix its interest reate at LIBOR plus 1.80% rather than prime for periods up to theterm of its credit line.

     The notes to bank are collateralized by substantially all inventories and accounts receivable. Significant restrictive covenants include provisions regarding: maintenance of certain financial ratios; mergers or acquisitions; loans, advances or debt guarantees; additional borrowings; annual lease expenditures; annual fixed asset expenditures; and declaration or payment of dividends (see Note J). The Company is currently negotiating with the bank to renew the lines of credit.

NOTE J - LONG-TERM OBLIGATIONS
                                                                                 March 31,           December 31,
                                                                                   1997          1996           1995
                                                                                -----------   -----------   -----------
Convertible subordinated debentures due in 1999, bearing interest at
     5%.  Interest payments on the debentures are due semiannually
     (including amounts due to related party-see Note O) ...................    $ 8,500,000   $ 8,500,000   $ 8,500,000
Other note payable, due May 2000 payable in annual installments of
     principal and interest. Interest rate at 7% ...........................        950,000       950,000          --
Mortgage payable in monthly installments of principal and interest due
     August 2021.  Interest at 7% ..........................................      1,823,100     1,827,789          --
Bank term loan, due in 2001 with monthly installments of principal and
     interest.  Interest rate at LIBOR plus 1.8% ...........................      5,760,825     5,798,495          --
Bank term loan, payable in monthly installments of principal and
     interest due June 2002. Interest at LIBOR plus 2.5%....................        247,500      247,500           --
Bank term loan, payable in semi-annual installments of principal and
     interest due Dec 2001. Interest at 8.625% .............................        700,000
Bank term loan, payable in monthly installments of principal and
     interest paid February 1996. Interest rates at LIBOR plus 2% ..........          --            --        3,219,100
Bank term loan, payable in monthly installments of principal and
     interest paid October 1996. Interest rate at prime plus 1/2%...........          --            --        2,069,200
Bank term loan, paid in June, 1996. Interest at prime plus 1% ..............          --            --          210,140
Joint Venture purchase option payable in annual installments of
     principal and interest. Imputed interest rate of 8% (see Note G) ......          --            --          175,439
Other note  payable,  payable in monthly  installments  of principal and interest due in June 2016. Interest rate of 7.03% (see Note O,
     related party) ........................................................        939,630       940,282          --
Other note payable, due in June 1996 payable in annual installments of
     principal and interest.  Interest rate of 10% .........................          --            --           59,954
Other notes payable, due in varying monthly installments through Jan
     2000 bearing interest at 10.75% to 10.9%, secured by equipment ........         21,451        31,944        50,801
                                                                                -----------   -----------   -----------
                                                                                 18,942,506    18,296,010    14,284,634
Less current maturities ....................................................        563,916       535,441       773,990
                                                                                -----------   -----------   -----------
                                                                                $18,378,590   $17,760,569   $13,510,644
                                                                                ===========   ===========   ===========

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

     At March 31, 1997, maturities of long-term obligations are as follows:

          Twelve months ending March 31,
          ------------------------------
                     1998......................................  $       563,916
                     1999......................................        9,075,324
                     2000......................................          577,819
                     2001......................................          581,425
                     2002......................................          964,910
                     Thereafter................................        7,179,112
                                                                 ===============
                     Total.....................................  $    18,942,506
                                                                 ===============

     Company management believes that the fair value of the bank lines of credit and long term obligations are substantially equal to the book value since interest rates on loans were negotiated during 1996 or fluctuate with short-term market rates.

NOTE K- STOCK BASED COMPENSATION

     On February 10, 1997, the Board of Directors  adopted the 1997 Stock Option
Plan (the "Plan"), subject to shareholder approval.. The Plan provides for the grant of stock options to officers and other key employees of the Company
(including the Edna Valley Vineyard Joint Venture, so long as the Company is the managing joint venturer of that entity), as well as non-employee directors and consultants, for an aggregate of up to 1,000,000 shares of common stock, plus any shares subject to issuance under the Company's expired 1987 Stock Option
Plan or 1988 Non-Discretionary Stock Option Plan that are forfeited to the Company under the terms of such plans. These options generally expire 10 years from the date of grant and become exercisable after a one-year period.

     Option activity under the plans is as follows:
                                                                                                        Weighted
                                                                                       Number of        Average
                                                                                         Shares      Exercise Price
                                                                                      ------------- -----------------
Outstanding, January 1, 1994                                                               569,693             $8.51
    Granted                                                                                 58,910              5.24
    Canceled                                                                               (32,189)             9.29
                                                                                      ------------- -----------------
Outstanding, December 31, 1994 (509,954 exercisable at a weighted average price of
    $8.36)                                                                                 596,414              8.17
    Granted (Weighted average fair value of $5.80)                                          36,210              7.09
    Exercised                                                                              (27,716)             6.25
    Canceled                                                                               (48,317)            10.50
                                                                                      ------------- -----------------
Outstanding, December 31, 1995 (520,381 exercisable at a weighted average price of
    $8.20)                                                                                 556,591              8.13
    Granted (weighted average fair value of $7.80)                                          70,840              9.74
    Exercised                                                                              (35,303)             6.83
    Canceled                                                                                (3,585)             8.67
                                                                                      ------------- -----------------
Outstanding, December 31, 1996                                                             588,543              8.40
    Granted (weighted average fair value of $5.09)                                          71,930             10.41
    Exercised                                                                              (25,416)             5.57
    Canceled                                                                                 --
                                                                                      ------------- -----------------
Outstanding, March 31, 1997                                                                635,057             $8.61
                                                                                      ============= =================


     Additional information regarding options outstanding as of March 31, 1997 is as follows:

                                       Options Outstanding                             Options Exercisable
                                       -------------------                             -------------------
                                          Weighted Avg.
                                            Remaining
 Range of Exercise        Number         Contractual Life     Weighted Avg.         Number          Weighted Avg.
      Prices            Outstanding           (yrs)          Exercise Price       Exercisable       Exercise Price
   $5.00 -  $7.49        203,470              6.0              $      6.23         203,470          $      6.23
   $7.50 -  $9.99        182,197              5.6              $      9.22         169,277          $      9.20
  $10.00 - $12.38        249,390              4.2              $     10.42         175,620          $     10.22
                     ------------------ ------------------- ------------------ ------------------ -------------------
  $5.00 - $12.38          635,057              5.4              $      8.73         548,367          $      8.42
                     ================== =================== ================== ================== ===================


     The Option Plan expired on February 20, 1997, and the Directors' Plan expired on December 31, 1996. A new plan reserving 1,000,000 shares was adopted at the 1997 Shareholder Meeting.

Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three month offer period or beginning of the Plan start (27 months), subject to an annual limitation. Stock issued under the plan was 935, 5,315, 9,049 and 2,338 shares in 1994, 1995, 1996 and the three months ending March 31, 1997 respectively, at weighted average prices of $4.70, $6.04, $6.31 and $6.45 respectively. The weighted average fair value of the 1997, 1996 and 1995 awards was $9.78, $9.84 and $6.99, respectively. At March 31, 1997, 24,111 shares were reserved for future issuances under the Purchase Plan.

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

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 102 months following vesting; stock volatility, 16% in the three month period ended March 31, 1997 and 17% in 1996 and 1995; risk free interest rates, 6.46% for the three months of 1997, 6.0% in 1996 and 6.97% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995, 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $102,000 ($.02 per share) in 1995 and $2,095,000 ($.26 per share) in 1996 and $139,700 ($
 .02 per share) for the three month period ended March 31, 1997.

     In February, 1997 officers of the Company exercised options for 15,000 shares for $82,500 and the Company received notes secured by the stock in payment of the exercise price.

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

NOTE M - EMPLOYEE BENEFIT PLANS

     The Company has a Qualified Profit-Sharing Plan which provides for Company contributions, as determined annually by the Board of Directors, based on the Company's previous year performance. These contributions may be in the form of common stock or cash as determined by the Board of Directors. The Board has approved a contribution of $73,000 for 1996 and $20,000 for 1995. There were no Plan contributions approved in 1994 or for the three month period ended March 31, 1997. At March 31, 1997, the plan held 8,897 shares of the Company's common stock.

NOTE N - INCOME TAXES

     The provision for income taxes is summarized as follows:

                                  Three months
                                                      ended March 31,               Year ended December 31,
                                                        ------------   --------------------------------------------------
                                                           1997             1996              1995             1994
                                                        ------------   ----------------   -------------   ---------------
           Federal
                 Current...........................     $   21,928     $1,055,915         $  136,641      $      --
                 Deferred..........................        127,016        183,497             24,634          61,588
                                                        ------------   ----------------   -------------   ---------------
                                                           148,944      1,239,412            161,275          61,588
           State
                 Current...........................          3,380        364,159             64,394             800
                 Deferred..........................         62,531         15,291             21,959          38,801
                                                        ------------   ----------------   -------------   ---------------
                                                            65,911        379,450             86,353          39,601
                                                        ------------   ----------------   -------------   ---------------
                                                         $ 214,855     $1,618,862         $  247,628      $  101,189
                                                        ============   ================   =============   ===============


     The tax effects of the items comprising the Company's net deferred tax liability in the Company's balance sheets are as follows:

                                                                   March 31,              December 31,
                                                                 --------------   -----------------------------
                                                                     1997             1996            1995
                                                                 --------------   -------------   --------------
           Deferred tax liability:
                Difference between book and tax basis of
                  property, plant and equipment..............    $ 2,147,319      $ 2,090,605     $ 2,249,693
           Deferred tax assets:
                Operating loss carryforwards.................           --               --           688,281
                Difference between book and tax basis of
                  inventory..................................         23,133          104,156         166,699
                Tax credit carryforwards.....................        751,424          762,534         418,004
                Other........................................        135,706          202,275         157,644
                                                                 --------------   -------------   --------------
                                                                     910,263        1,068,965       1,430,628
                Valuation allowance..........................        (57,766)         (83,635)        (87,422)
                                                                 --------------   -------------   --------------
                                                                     852,497          985,330       1,343,206
                                                                 --------------   -------------   --------------
                Net deferred tax liability                       $ 1,294,822      $ 1,105,275     $   906,487
                                                                 ==============   =============   ==============

NOTE N - INCOME TAXES (Continued)

     The provision for income taxes differs from amounts computed at the statutory rate as follows:

                                  Three months
                                                       ended March 31,              Year ended December 31,
                                                       ---------------  ------------------------------------------------
                                                            1997            1996               1995           1994
                                                       ---------------  --------------     -------------   -------------
        U.S. federal income tax at statutory
        rate...................................        $  183,866       $ 1,394,165        $   90,452      $   15,130
        State tax net of federal benefit.......            42,842           230,437            56,993          26,137
        Reconciling items:
            Other..............................           (20,147)          (38,919)           67,004          26,743
            Effect of acquisitions, net........             8,294            33,179            33,179          33,179
                                                       ---------------  --------------     -------------   -------------
                                                        $ 214,855       $1,618,862         $  247,628      $  101,189
                                                       ===============  ==============     =============   =============

     At March 31, 1997, the Company had investment tax credit carryovers available to reduce future taxable income which would otherwise be taxable for income tax purposes as follows:

               Expiration date for the tax year ending      Investment Tax
                             December 31,                       Credit
            --------------------------------------------------------------------

            1997........................................... $        59,637
            1998...........................................          58,835
            1999...........................................         107,767
            2000...........................................          19,555
            2001...........................................         128,686
            2002...........................................          27,001
            2003...........................................          21,115
            2004...........................................             299
            2005...........................................            --
            Indefinite.....................................         328,529
                                                            ----------------
                                                            $       751,424
                                                            ================

NOTE O - TRANSACTIONS WITH RELATED PARTIES

     The consolidated statements of operations include the following amounts resulting from transactions with related parties:

                                  Three months
                                                         ended March 31,               Year ended December 31,
                                                               1997              1996            1995           1994
                                                         -----------------   -------------   -------------   ------------
    Interest expense:
         Interest on notes payable to a partnership in
         which an officer of the Company is a partner...        --              --                --            2,448
         Interest on convertible debentures held by a
         related party of the Company...................      62,500         166,667           516,000        619,200
         Interest on note payable to director...........      16,519          38,611
         Interest on notes payable to joint venture
         partner (Paragon)..............................        --             2,498            36,076         54,072
    Interest revenue:
         Interest on note receivable from director of
         the Company....................................       1,227           2,626              --             --
         Interest on note receivable from officer of
         the Company....................................         893           1,258              --             --
         Interest on note receivable from joint
         venture partner................................       2,212          47,500              --             --
    Amortization expense for joint venture agreement....      16,158           --                 --             --
    Lease expense for land and facilities...............       2,560          10,240            10,240         10,000
    Consulting fee to officer of the Company............        --            32,500            65,000         79,750

     The balance sheet includes the following amounts resulting from transactions with related parties:

                                                                        March 31,                  December 31,
                                                                           1997               1996                1995
                                                                     ----------------   ----------------    ----------------
      Accounts receivable
           Accounts receivable from a director of  the Company....       $   14,606         $   27,106          $   85,426
           Note receivable from a director of  the Company........           66,780             70,128                --
           Note receivable from officer of  the Company...........           83,393               --                99,996
           Distribution receivable from Duhart-Milon..............          381,656               --               431,505
      Inventory
           Wine purchases from related parties....................           69,803          1,119,881             443,047
           Grape purchases from related parties...................             --            2,135,654           1,520,872
      Goodwill
           Investment in joint venture (see Note G)...............        2,569,197          2,445,457                --
      Other asset
           Option to extend term of joint venture.................             --                 --             1,017,174
           Note receivable from joint venture partner (Paragon)...          417,282            500,000             500,000
      Property, plant & equipment, net
           Building contributed to joint venture by the partners..        1,281,825          1,304,313           1,394,266
      Accounts Payable and accrued liabilities
           Investment payable.....................................             --            1,603,722                --
           Payables for inventory purchases to related parties....            8,418          1,308,805                --
      Long-term obligations
           Payable for purchase of option to extend term of joint
             venture (see Notes F and I)..........................             --                 --               175,439
           Note payable to joint venture partner (see Note I).....             --                 --                59,954
           Note payable to director of  the Company...............          939,630            940,282                --
           Convertible debentures held by a related party of the
             Company (see Note I and K)...........................        5,000,000          5,000,000                --

NOTE P - COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments required under noncancelable operating leases with terms in excess of one year are as follows:

             Twelve months ending
                   March 31,                                     Total
          ----------------------------                     -------------------
              1998......................................          585,372
              1999......................................          457,372
              2000......................................          457,372
              2001......................................          497,620
              2002......................................          497,620
              Thereafter................................        3,842,900
                                                          --------------------
              Total.....................................  $     6,338,256
                                                          ====================

     Rental expense charged to operations was as follows: $167,636 for the three months ended March 31, 1997 and $658,195 and $832,962 for the years ended December 31, 1996 and 1995, respectively. Future lease commitments include $10,240 per year until 2052 for land leased by Paragon to the Edna Valley Joint Venture (see Note G).



NOTE Q - QUARTERLY DATA (Unaudited)

     The Company's  quarterly operating results for the three months ended March
31, 1997 and the calendar years ended December 31, 1996, 1995, and 1994, are summarized below:

                                                        (In thousands, except per share data)
                                               Gross            Gross            Net         Net (Loss) Earnings
      Calendar Year                          Revenues          Profit      (Loss) Earnings    per Common Share
      -------------                          --------          ------      ---------------    ----------------
      1997 Quarters:
           First Quarter...............  $    5,520        $    2,384      $      311        $        .04
      1996 Quarters:
           Fourth Quarter..............  $    9,857        $    4,100      $      888        $        .11
           Third Quarter...............       8,207             3,157             668                 .08
           Second Quarter..............       8,449             3,170             653                 .08
           First Quarter...............       5,396             1,948             130                 .02
      1995 Quarters:
           Fourth Quarter..............  $    8,596        $    3,115      $      429        $        .07
           Third Quarter...............       5,380             1,935             (29)               (.01)
           Second Quarter..............       7,411             2,245              70                 .01
           First Quarter...............       4,423             1,497            (263)               (.05)
      1994 Quarters:
           Fourth Quarter..............  $    6,555        $    2,286      $      164        $        .03
           Third Quarter...............       4,998             1,885              15                 .00
           Second Quarter..............       5,512             1,862              57                 .01
           First Quarter...............       4,067             1,471            (216)               (.05)

                                      36.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The CHALONE Wine Group, Ltd.

     We have audited the accompanying consolidated balance sheets of The Chalone Wine Group, Ltd. ("the Company") (a California corporation), as of March 31, 1997 and December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the three month period ended March 31, 1997 and each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, as of March 31, 1997 and December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the three month period ended March 31, 1997 and each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

San Francisco, California
May 9, 1997

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

     The following financial  statements of the Company are included in Part II,
Item 8:
                                                                            Page
                                                                            ----
            Financial Statements:
                Consolidated Balance Sheets.................................  20
                Consolidated Statements of Operations.......................  21
                Consolidated Statements of Changes in
                  Shareholders' Equity......................................  22
                Consolidated Statements of Cash Flows.......................  23
                Notes to Consolidated Financial
                  Statements................................................  24

            Independent Auditors' Report....................................  37

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

                                  EXHIBIT INDEX

Exhibit
Number       Exhibit Description
------       -------------------

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

(v) Incorporated by reference to Exhibit Nos. 1, 4 and 5, respectively, to the Company's Current Report on Form 8-K dated April 28, 1989.

(vi) Incorporated by reference to Exhibit Nos. 1 and 3, respectively, to the Company's Current Report on Form 8-K dated September 30, 1991.

                                  EXHIBIT INDEX

Exhibit
Number  Exhibit Description
------  -------------------

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

(v) Incorporated by reference to Exhibit Nos. 1, 3, 4 and 2, respectively, to the Company's Current Report on Form 8-K dated May 30, 1991.

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit Description
------    -------------------

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

 10.16    Employee Stock Purchase Plan, as amended effective May 16, 1991  (v)


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

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit Description
------    -------------------

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

                                  EXHIBIT INDEX

Exhibit
Number     Exhibit Description
------     -------------------


10.28      Omnibus Agreement between the Company, DBR,
           and Summus Financial, dated August 22, 1995.                    (i)

10.29      Credit Agreement between the Company and Wells Fargo Bank,
           dated December 29, 1995.                                        (ii)

10.30      Credit Agreement between Edna Valley Vineyard and
           Wells Fargo Bank, dated July 31, 1995.                          (iii)

10.31      Purchase Agreement between the Company,
           Richard H. Graff, Trustee, Graff 1993 Trust Dated
           June 10, 1993, a trust and Richard H. Graff an individual,
           dated July 1, 1996.                                             (iii)

10.32      Promissory Note between the Company and Richard H. Graff,
           dated July 1, 1996.                                             (iii)

10.33      Secured Purchase Money Promissory Note between the Company and Richard H. Graff, Trustee, Graff 1993 Trust,
           dated July 1, 1996.                                             (iii)

10.34      Residential Lease between the Company and Richard H. Graff,
           dated July 1, 1996.                                             (iii)

10.35      Consulting and Non-Competition Agreement between the Company
           and Richard H. Graff, dated July 1, 1996.                       (iii)

10.36      Credit Agreement between the Canoe Ridge Vineyard, L.L.C.,
           and Wells  Fargo Bank, dated August 15, 1996.                   (iii)

10.37      Credit Agreement between the Company and Wells Fargo Bank,
           dated September 25, 1996.                                       (iii)

10.38      Amendment To Joint Venture Agreement
           of Edna Valley Vineyard between Paragon Vineyard Co., Inc.,
           and the Company, dated December 23, 1996.                       (iii)
------------------------------

 (i) Incorporated by reference to Appendix I to the Company's Proxy Statement for a Special Meeting of Shareholders, filed October 25, 1995.

(ii) Incorporated by reference to Exhibit No. 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(iii)    Incorporated   by  reference  to  Exhibit  Nos.  10.30  through  10.38,
         respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number              Exhibit Description
-------             -------------------
  11                Statement  re  Computation  of Earnings Per Share for
                    Periods ended December 31, 1997, 1996, and 1995.

  24 Consent of Deloitte & Touche LLP to incorporation By reference, dated June 25, 1997.

  27                Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           THE CHALONE WINE GROUP, LTD.



           By /s/ W. Philip Woodward
              ---------------------------------------------
              W. Philip Woodward
              President and Chief Executive Officer
              (Principal Executive Officer)


           By /s/ William L. Hamilton
              ---------------------------------------------
              William L. Hamilton
              Executive Vice President (Principal Financial
              and Principal Accounting Officer)




           Dated:  June 30, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ W. Philip Woodward            President, Chief           June 30, 1997
      -------------------------------   Executive Officer,
      W. Philip Woodward                and Director (Principal
                                        Executive Officer)

      /s/ Richard H. Graff              Chairman of the Board      June 30, 1997
      -------------------------------   of Directors
      Richard H. Graff



      /s/ William L. Hamilton           Executive Vice President,  June 30, 1997
      -------------------------------   Chief Financial Officer,
      William L. Hamilton               and Director (Principal
                                        Financial and Principal
                                        Accounting Officer)

      /s/ C. Richard Kramlich            Director                  June 30, 1997
      -------------------------------
      C. Richard Kramlich




      /s/ William G. Myers               Director                  June 30, 1997
      -------------------------------
      William G. Myers




      /s/ James H. Niven                 Director                  June 30, 1997
      -------------------------------
      James H. Niven




                                         Director
      -------------------------------
      Eric de Rothschild




      /s/ Christophe Salin               Director                  June 30, 1997
      -------------------------------
      Christophe Salin




      /s/ Mark Hojel                     Director                  June 30, 1997
      -------------------------------
      Mark Hojel




      /s/ Yves-Andre Istel               Director                  June 30, 1997
      -------------------------------
      Yves-Andre Istel




      /s/ Phillip M. Plant               Director                  June 30, 1997
      -------------------------------
      Phillip M. Plant