Form 10-Q
period 1997-06-30
CHALONE WINE GROUP LTD
filed 1997-08-13
CIK 742685

================================================================================
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

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
                                          Yes  X    No
                                             -----    ----

The number of shares outstanding of Registrant's Common Stock on July 28, 1997 was 7,661,793.
================================================================================

                          The CHALONE Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Incorporated herein is the following unaudited financial information:

              Consolidated  Balance  Sheets as of June 30,  1997,  and March 31,
              1997.

              Consolidated Statements of Operations for the three-month periods ended June 30, 1997 and 1996.

              Consolidated Statements of Changes in Financial Position for the three-month periods ended June 30, 1997 and 1996.

              Notes to Consolidated Financial Statements.

                          The CHALONE Wine Group, Ltd.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                             June 30,  March 31,
                                                               1997      1997
                                                          (unaudited)
                                                              -------  -------
Current assets
     Cash .................................................$   134    $   246
     Accounts receivable, less allowance for
       doubtful accounts of $84,070 and $70,550,
       respectively .......................................   4,234      3,944
     Notes receivable .....................................   1,225      1,291
     Distribution receivable ..............................    --          382
     Note receivable from officer .........................      28         83
     Inventories ..........................................  28,315     28,231
     Prepaid expenses .....................................     257        219
     Deferred income taxes ................................      23         23
                                                            -------    -------
         Total current assets .............................  34,216     34,419
     Investment in Chateau Duhart-Milon ...................  10,199     10,372
     Notes receivable, long-term portion ..................     394        398
     Property, plant and equipment - net ..................  26,394     24,763
     Goodwill and trademarks ..............................   5,549      5,591
     Other assets .........................................     343        316
                                                            -------    -------
              Total assets ................................ $77,095    $75,859
                                                            =======    =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Bank lines of credit ................................ $  8,629   $  7,771
     Current maturities of long-term obligations .........      580        564
     Accounts payable and accrued liabilities ............    2,074      1,801
                                                           --------   --------
         Total current liabilities .......................   11,283     10,136
Long-term obligations - less current maturities ..........    9,526      9,879
Convertible subordinated debentures ......................    8,500      8,500
Deferred income taxes ....................................    1,318      1,318
Minority interest ........................................    3,296      3,191
Shareholders' equity
   Common stock ..........................................   41,886     41,841
   Retained earnings (deficit) ...........................    3,250      2,583
   Cumulative foreign currency translation adjustment ....   (1,964)    (1,589)
                                                           --------   --------
         Total shareholders' equity ......................   43,172     42,835
                                                           --------   --------
         Total liabilities and shareholders' equity ...... $ 77,095   $ 75,859
                                                           ========   ========
                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited)(in thousands, except per-share data)



                                                            Three Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1997         1996
                                                           -------      -------
Gross revenues ........................................... $ 8,287      $ 8,449
     Less excise taxes ...................................     211          235
                                                           -------      -------
Net revenues .............................................   8,076        8,214
Cost of wines sold .......................................   4,658        5,044
                                                           -------      -------
     Gross profit ........................................   3,418        3,170
Selling, general and administrative expenses .............   1,920        1,707
                                                           -------      -------
     Operating income ....................................   1,498        1,463
Other income (expense)
     Interest expense ....................................    (455)        (391)
     Other, net ..........................................      19           13
                                                           -------      -------
                                                              (436)        (378)
Equity in net income of Chateau Duhart-Milon .............     193          148
Minority interests .......................................    (143)        (128)
                                                           -------      -------
     Income before income taxes ..........................   1,112        1,104
Income tax expense .......................................    (445)        (451)
                                                           -------      -------

     Net income .......................................... $   667      $   653
                                                           =======      =======


Net income per common share .............................. $   .08      $   .08
Average number of shares used in income
  per share computation ..................................   8,456        8,158




                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                            (unaudited)(in thousands)



                                                            Three Months Ended
                                                                  June 30,
                                                           ---------------------
                                                             1997         1996
                                                           -------      -------
Cash flows from operating activities:
   Net earnings ......................................     $   667      $   653
   Non-cash transactions included in earnings:
     Depreciation ....................................         381          309
     Amortization ....................................          45           31
     Equity in net income of Chateau Duhart-Milon ....        (193)        (148)
     Increase in minority interest ...................         143          128
     Exchange rate gain ..............................          (9)        --
     Loss on sale of equipment .......................           2            5
     Changes in:
       Deferred income taxes .........................        --            452
       Accounts receivable ...........................          92       (2,242)
       Inventories ...................................         (84)       1,827
       Prepaid expenses and other assets .............         (68)         (41)
       Accounts payable and accrued expense ..........         273          829
                                                           -------      -------
       Net cash provided by operating
         activities ..................................       1,249        1,803
                                                           -------      -------

Cash flows from investing activities:
     Capital expenditures ............................      (2,019)      (2,523)
     Net decrease in notes receivable ................         125            3
     Proceeds from disposal of equipment .............           5           67
                                                           -------      -------
     Net cash used in investing activities ...........      (1,889)      (2,453)
                                                           -------      -------

Cash flows from financing activities:
   Net repayments under line of credit agreement .....         858          (48)
   Repayment of long-term debt .......................        (337)        (343)
   Proceeds from issuance of long-term debt ..........        --            950
   Distribution to minority interest .................         (38)        --
   Net proceeds from issuance of common stock ........          45           19
   Purchase and retirement of common stock ...........        --           --
                                                           -------      -------
     Net cash provided by financing activities .......         528          674
                                                           -------      -------

Net increase (decrease) in cash ......................        (112)          24
   Cash at beginning of year .........................         246            2
                                                           -------      -------
     Cash at end of period ...........................     $   134      $    26
                                                           =======      =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Consolidated Financial Statements
         The consolidated balance sheet as of June 30, 1997, the consolidated statement of operations for the three-month period ended June 30, 1997 and 1996, and the consolidated statement of changes in financial position for the three-month period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly position, results of operations and changes in financial position at June 30, 1997, and for all periods presented have been made.
         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's March 31, 1997 audited financial statements.

NOTE 2 - Seasonal Factors
         The results for the interim periods are not necessarily indicative of the results to be expected for the year, due to seasonal factors.

                          The CHALONE Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
         The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month period ended June 30, 1997 and 1996, and the percentage change in such items between the comparable periods in those years.

                                                     Three Months Ended June 30,
                                                    ----------------------------
                                                      Percentage        Percent
                                                      of Wine Sales     Change
                                                    -----------------  ---------
                                                                        1996 vs.
                                                     1997       1996      1997
                                                    ------     ------   -------
Net revenues ...................................    100.0%     100.0%     (1.7%)
Cost of wine sold ..............................     57.7       61.4      (7.7)
                                                    ------     ------
   Gross profit ................................     42.3       38.6       7.8
Selling, general & administrative expenses .....     23.8       20.8      12.5
                                                    ------     ------
   Operating income ............................     18.5       17.8       2.4
Other income (expense)
   Interest expense ............................     (5.6)      (4.8)     16.4
   Other, net ..................................      0.2        0.2      46.2
Equity in net income of Ch. Duhart-Milon .......      2.4        1.8      30.4
Minority interests .............................     (1.8)      (1.6)     11.7
                                                    ------     ------
   Income (loss) before income taxes ...........     13.7       13.4       0.7
Income taxes ...................................     (5.5)      (5.5)     (1.3)
                                                    ------     ------
     Net earnings (loss) .......................      8.2        7.9       2.1
                                                    ======     ======

Wine Sales
     Sales for the three months ended June 30, 1997, increased approximately 2% over the comparable period in 1996. The number of cases sold in the first quarter was 9% less than the comparable period in 1996 due to a shortage of some wines. This was more than offset by an increase in the average per case realization of over 10% for the same periods.

Gross Profit
     Gross profit for the three months ended June 30, 1997, increased by approximately 8% over the comparable period in 1996, resulting primarily from the increased per case realizations mentioned above.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the three months ending June 30, 1997 increased by 13% over the comparable period in 1996. This increase is primarily the result of planned increases in marketing expenditures.

Operating Income
     Operating income for the three months ended June 30, 1997, increased by over 2% from the comparable period in 1996. This increase was due to higher gross profit as discussed above.

                          The CHALONE Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

Other Income (Expense)
Net interest expense for the three months ended June 30, 1997, increased by 16% from the comparable period in 1996, due primarily to higher borrowings due to the financing on vineyards acquired in the second half of 1996.

Equity in Net Income of Chateau Duhart-Milon
     The Company's 23.5% equity interest in Duhart-Milon's net income for the three months ended June 30, 1997, was $193,000 as compared to $148,000 in the comparable period in 1996. This 30% increase is primarily attributable to the exceptionally strong demand for Bordeaux wines and corresponding increases in prices of the wines.

Minority Interest
     The Company currently has two ventures in which there is a minority interest. The "minority interest" in earnings (losses) of these ventures for the three months ended June 30, 1997, consisted of the following:

                                                                       Minority
                                                                     Interest in
Venture                            Minority Owner         Minority     Earnings
-------                            --------------            %          (Loss)
                                                            ----        --------
Edna Valley Vineyard (EVV)       Paragon Vineyard Co., Inc.  50%       $ 120,728
Canoe Ridge Vineyard, LLC (CRV)  Various                    49.5%         22,097
                                                                       ---------
                                                                       $ 142,825
                                                                       =========

     The minority interest in earnings for EVV during the three-month period of 1997 represents an increase of 35% from the comparable period in 1996, resulting from an increase in average case realizations and the resulting increase in gross margin per case. The minority interest in earnings for CRV during the three months ending June 30, 1997 represents a decrease of 43% over the comparable period in 1996. This is due to CRV having "sold out" of wines and its next release not being available until June 1997.

     The minority interest in earnings for Edna Valley Vineyard during the three-month period of 1996 represents a decrease of 24% from the comparable period in 1995, and was due to lower sales of custom branded wines produced at EVV. Effective January 1, 1996, CanoeCo and Canoe Ridge Winery (CRW) merged into one new Company, Canoe Ridge Vineyard LLC, which the Company owns 50.5%. CRW had its first (and only) complete year of operation in 1995, and essentially sold its entire vintage in that year. Consequently until the next vintage was released in June of 1996, with only limited amounts of wine available for sale by CRV, the three months period ending June 30, 1996 resulted in a small loss.

     The Company believes that Edna Valley Vineyard will continue to contribute significantly to its income, and hence that this minority interest will continue to increase in the future. Management also believes that CRV will contribute income, and that the minority interest will, therefore, increase.

Net Income

     Net income for the three months ended June 30, 1997, was $667,000, an increase of 2% over the comparable period in 1996.

                          The CHALONE Wine Group, Ltd.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

SEASONALITY
         The Company's wine sales from quarter to quarter are highly variable because the exact dates when wines are released for sale vary from year to year. Sales are typically highest during the third quarter, because of heavy holiday sales and because most wines are released around the end of the second and beginning of the third quarters.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's working capital decreased $909,000 during the three-month period ending June 30, 1997, to $23,374,000. This 4% decrease is primarily due to increased spending on capital expenditures for vineyard development at four of our properties and a new hospitality center at Edna Valley Vineyard.
         Effective August 1, 1997, the Company renegotiated its lines of credit and term financing with Wells Fargo Bank. The new credit agreements are for comparable borrowing limits to the previous agreements, but have changed the rates from prime to prime less .5%. This agreement will be in effect until July 31, 1999.
         At July 25, 1997, the Company had lines of credit totaling $16,300,000 of which $9,444,415 had been drawn.
         The Company is not aware of any potential impairments to its liquidity and believes that its capital resources are adequate to meet the current and historic levels of capital expenditures and liquidity needs of the Company.

                          The CHALONE Wine Group, Ltd.

                          PART II. - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders
         The Company's 1997 Annual Meeting of Shareholders was held at the Company's executive offices, 621 Airpark Road, Napa, California, on May 16,
1997. In attendance, in person or by proxy, were 7,009,654 shares, or, approximately 91.6% of total shares outstanding. The following actions were taken:

         Election of Directors. All nine positions on the Company's Board of Directors were to be filled for new one-year terms, and all nominees were duly elected, each nominee receiving in excess of 99% of total shares voted. The directors thus elected, with the precise votes for and against, were:
                       Director                          For             Against
                       --------                          ---             -------
                  Richard H. Graff                   6,961,089            48,565
                  W. Philip Woodward                 6,989,104            20,550
                  William L. Hamilton                6,962,423            47,231
                  Mark Hojel                         6,986,005            23,649
                  Yves-Adres Istel                   6,879,829           129,825
                  C. Richard Kramlich                6,988,704            20,950
                  William Myers                      6,989,529            20,125
                  James H. Niven                     6,986,711            22,943
                  Philip Plant                       6,988,030            21,624
                  Eric de Rothschild                 6,874,345           135,309
                  Christophe Salin                   6,988,904            20,750

         Approval of Company's 1997 Stock Option Plan. The Board's submission of the 1997 Stock Option Plan received due ratification, with 5,719,404 shares voting for, 263,617 shares voting against, and 36,612 shares abstaining.

         Appointment of Auditors. The Board's reappointment of Deloitte & Touche as the Company's certified public accountants received due ratification, with 6,977,591 shares voting for, 20,915 shares voting against, and 11,148 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  Not applicable.

     (b)  Reports.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    The CHALONE Wine Group, Ltd.


Dated:  August 12, 1997                             BY /s/ William L. Hamilton
                                                      ------------------------
                                                    William L. Hamilton
                                                    Executive Vice President
                                                    and Chief Financial Officer