Form 10-Q
period 1997-09-30
CHALONE WINE GROUP LTD
filed 1997-11-17
CIK 742685

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to________

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

                                 Yes _X_     No ___

The number of shares outstanding of Registrant's Common Stock on November 11, 1997 was 7,676,421.

================================================================================

                          The CHALONE Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Incorporated herein is the following financial information:

              Consolidated Balance Sheets as of September 30, 1997, and March 31, 1997.

              Consolidated Statements of Operations for the three-month and six-month periods ended September 30, 1997 and 1996.

              Consolidated Statements of Changes in Financial Position for the three-month and six-month periods ended September 30, 1997 and 1996.

              Notes to Consolidated Financial Statements.

                          The CHALONE Wine Group, Ltd.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS
                                                          Sept. 30,   March 31,
                                                            1997         1997
                                                         (unaudited)
                                                           --------    --------
 Current Assets:
   Cash ................................................   $    122    $    246
    Accounts receivable, less allowance for
       doubtful accounts of $92 thousand and
       $71 thousand, respectively ......................      6,235       3,944
    Notes receivable ...................................         93       1,291
    Distribution receivable ............................       --           382
    Note receivable from officer .......................         28          83
    Inventory ..........................................     30,360      28,231
    Prepaid expenses ...................................        260         219
    Deferred income taxes ..............................         23          23
                                                           --------    --------
       Total current  assets ...........................     37,121      34,419
Investment in Chateau Duhart-Milon .....................     10,116      10,372
Notes receivable, long-term portion ....................        394         398
Property, plant & equipment, net .......................     28,454      24,763
Goodwill and trademarks ................................      5,508       5,591
Other assets ...........................................        351         316
                                                           --------    --------
       Total  assets ...................................   $ 81,944    $ 75,859
                                                           ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank lines of credit ...............................   $ 11,597    $  7,771
    Current maturities of long-term obligations ........        557         564
    Accounts payable and accrued liabilities ...........      3,720       1,801
                                                           --------    --------
       Total current liabilities .......................     15,874      10,136
Long-term obligations, less current maturities .........      8,788       9,879
Convertible subordinated debentures ....................      8,500       8,500
Deferred income taxes ..................................      1,318       1,318
Minority interest ......................................      3,551       3,191
                                                           --------    --------
       Total liabilities ...............................     38,031      33,024
                                                           --------    --------
Shareholders' equity:
    Common stock .......................................     41,897      41,841
    Retained  earnings .................................      4,054       2,583
    Cumulative foreign currency translation adjustment .     (2,038)     (1,589)
                                                           --------    --------
       Total shareholders equity .......................     43,913      42,835
                                                           --------    --------
       Total liabilities and shareholders' equity ......   $ 81,944    $ 75,859
                                                           ========    ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited)(in thousands, except per-share data)


                                              Three Months             Six Months
                                                 Ended                   Ended
                                              September 30,           September 30,
                                          --------    --------    --------    --------
                                             1997       1996        1997        1996
                                          --------    --------    --------    --------

Gross revenues ........................   $  9,250    $  8,207    $ 17,537    $ 16,656
Less excise taxes .....................        243         276         454         511
                                          --------    --------    --------    --------
      Net revenues ....................      9,007       7,931      17,083      16,145

Cost of wines sold ....................      5,224       4,774       9,882       9,818
                                          --------    --------    --------    --------
      Gross profit ....................      3,783       3,157       7,201       6,327

Operating expenses ....................      1,838       1,448       3,758       3,155
                                          --------    --------    --------    --------
      Operating income ................      1,945       1,709       3,443       3,172
                                          --------    --------    --------    --------

Other income (expenses):
   Interest ...........................       (518)       (440)       (973)       (831)
   Other, net .........................        168          14         187          27
                                          --------    --------    --------    --------
                                              (350)       (426)       (786)       (804)
Equity in net income of Ch.Duhart-Milon       --            40         193         188

Minority interests ....................       (255)       (192)       (398)       (320)
                                          --------    --------    --------    --------
      Income before income taxes ......      1,340       1,131       2,452       2,236
                                          --------    --------    --------    --------

Income tax expense ....................       (536)       (463)       (981)       (915)
                                          --------    --------    --------    --------
      Net income ......................   $    804    $    668    $  1,471    $  1,321
                                          ========    ========    ========    ========

      Net income per common share .....   $   0.10    $   0.08    $   0.18    $   0.16

      Average number of shares used
         in income per share comp .....      8,283       8,073       8,370       8,115

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                            (unaudited)(in thousands)

                                                      Three Months          Six Months
                                                          Ended                Ended
                                                      September 30,        September 30,
                                                   ---------  --------   ---------  ---------
                                                      1997      1996        1997       1996
                                                   ---------  --------   ---------  ---------
 Cash flows from operating activities:
    Net earnings ................................   $   804    $   668    $ 1,471    $ 1,321
  Non-cash transactions included in earnings:
     Depreciation ...............................       364        332        745        641
     Amortization ...............................        41         28         86         59
     Equity in Chateau Duhart-Milon .............      --          (40)      (193)      (188)
     Increase in minority interest ..............       255        192        398        320
     Exchange rate loss .........................         9       --         --         --
     Loss on sale of equipment ..................         1         65          3         70
    Changes in:
       Deferred income taxes ....................      --          463       --          915
       Accounts receivable ......................      (756)       826       (664)    (1,416)
       Inventory ................................    (2,045)    (1,590)    (2,129)       237

       Prepaid expenses and other assets ........      --         (305)       (68)      (346)
       Accounts payable and accrued expenses ....     1,646        724      1,919      1,553
                                                    -------    -------    -------    -------
      Net cash provided by operating activities .       319      1,363      1,568      3,166
                                                    -------    -------    -------    -------

Cash flows from investing activities:
   Capital expenditures .........................    (2,520)    (3,558)    (4,539)    (6,081)
   Net change in notes receivable ...............      (125)      --         --            3
   Investment in Duhart-Milon ...................      --          (13)      --          (13)
   Proceeds from disposal of equipment ..........        95         38        100        105
                                                    -------    -------    -------    -------
      Net cash used in investing activities .....    (2,550)    (3,533)    (4,439)    (5,986)
                                                    -------    -------    -------    -------

Cash flows from financing activities:
   Net change under line of credit agreement ....     2,968       (547)     3,826       (499)
   Repayment of long-term debt ..................      (760)       (72)    (1,097)      (415)
   Proceeds from issuance of long-term  debt ....      --        2,782       --        3,732
   Distribution to minority interest ............      --         --          (38)      --
   Net proceeds from issuance of common stock ...        11         39         56         58
                                                    -------    -------    -------    -------
      Net cash provided by financing activities .     2,219      2,202      2,747      2,876
                                                    -------    -------    -------    -------

      Net increase (decrease) in cash ...........       (12)        32       (124)        56
      Cash at beginning of period ...............       134         26        246          2
                                                    -------    -------    -------    -------
Cash at end of period ...........................   $   122    $    58    $   122    $    58
                                                    =======    =======    =======    =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Consolidated Financial Statements
         The consolidated balance sheet as of September 30, 1997, the consolidated statement of operations for the three-month and six month periods ended September 30, 1997 and 1996, and the consolidated statement of changes in financial position for the three-month and six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and changes in financial position at September 30, 1997, and for all periods presented have been made.
         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's March 31, 1997 audited financial statements.

NOTE 2 - Seasonal Factors
         The results for the interim periods are not necessarily indicative of the results to be expected for the year, due to seasonal factors.

                          The CHALONE Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
         The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month and six month periods ended September 30, 1997 and 1996, and the percentage change in such items between the comparable periods in those years.

                                                      Three Months Ended Sept. 30,       Six Months Ended Sept. 30,
                                                   ---------------------------------- -------------------------------
                                                      Percentage of        Percent        Percentage of     Percent
                                                       Wine Sales          Change           Wine Sales      Change
                                                   ---------------------------------- -------------------------------
                                                       1997       1996     97 vs 96      1997      1996     97 vs 96
                                                   ----------- --------- ------------ --------- --------- -----------

    Net revenues ................................     100.0 %    100.0 %      13.6 %   100.0 %   100.0 %       5.8 %
 Cost of wines sold .............................      58.0 %     60.2 %       9.4 %    57.8 %    60.8 %       0.7 %
                                                   ----------- ----------             --------- ---------
    Gross profit.................................      42.0 %     39.8 %      19.8 %    42.2 %    39.2 %      13.8 %

 Operating  expenses ............................      20.4 %     18.3 %      26.9 %    22.0 %    19.5 %      19.1 %
                                                   ----------- ----------             --------- ---------
    Operating income ............................      21.6 %     21.5 %      13.8 %    20.2 %    19.6 %       8.5 %
                                                   ----------- ----------             --------- ---------

 Other income (expenses):
    Interest ....................................      (5.8)%     (5.5)%      17.7 %    (5.7)%    (5.1)%      17.1 %
    Other, net ..................................       1.9 %      0.2 %   1.100.0 %     1.1 %     0.2 %     592.6 %
                                                   ----------- ----------             --------- ---------
                                                       (3.9)%     (5.4)%     (17.8)%    (4.6)%    (5.0)%      (2.2)%
 Equity in net income ...........................        --        0.5 %    (100.0)%     1.1 %     1.2 %       2.7 %
 Minority interests .............................      (2.8)%     (2.4)%      32.8 %    (2.3)%    (2.0)%      24.4 %
                                                   ----------- ----------             --------- ---------
    Income before inc. taxes ....................      14.9 %     14.3 %      18.5 %    14.4 %    13.8 %       9.7 %
                                                   ----------- ----------             --------- ---------

 Income tax expense .............................      (6.0)%     (5.8)%      15.8 %    (5.7)%    (5.7)%       7.2 %
                                                   ----------- ----------             --------- ---------
    Net income ..................................       8.9 %      8.4 %      20.4 %     8.6 %     8.2 %      11.4 %
                                                   =========== ==========             ========= =========

Wine Sales
     Sales for the three months and six months ended September 30, 1997, increased approximately 14% and 6%, respectively, over the comparable periods in 1996. The number of cases sold in the six months ended September 30, 1997 was 4% less than the comparable period in 1996 due to a shortage of some wines. This was more than offset by an increase in the average per case realization of over 10% for the same period.

Gross Profit
     Gross profit for the three months and six months ended September 30, 1997, increased by approximately 20% and 14%, respectively, over the comparable periods in 1996, primarily as a result of the increased per case realizations mentioned above.

Operating Expenses
     Operating expenses for the three months and six months ending September 30, 1997 increased by 27% and 19%, respectively, over the comparable periods in 1996. This increase is primarily the result of planned increases in marketing expenditure and increases in selling expenses related to increased sales revenue.

                          The CHALONE Wine Group, Ltd.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

Operating Income
     Operating income for the three months and six months ended September 30, 1997, increased by 14% and 9%, respectively, from the comparable periods in 1996. This increase was due to higher gross profit, offset by increased operating expenses, both discussed above.

Other Income (Expenses)
     Net interest expense for the three months and six months ended September 30, 1997, increased by 18% and 17%, respectively, from the comparable periods in 1996, due to higher borrowings due to the financing on vineyards acquired in the end of 1996, and increased working capital requirements in 1997.
     Net other income for the three months and six months ended September 30, 1997 increased by $154,000 and $173,000, respectively, primarily as a result of increased crushing fees for third party wineries during the three months ended September 30, 1997.

Equity in Net Income of Chateau Duhart-Milon
     The Company's 23.5% equity interest in Duhart-Milon's net income for the six months ended September 30, 1997, was $193,000, as compared to $188,000 in the comparable period in 1996. During the three months ended September 30, 1997, no net income was recognized, while the comparable period in 1996 reflected net income of $40,000.
       The 1997 results, therefore, indicate similar trends as those experienced in 1996, during which time Duhart-Milon's sales activity was lowest in the three month period ended June September 30, 1996.
     The investment in Duhart is denominated in French Francs and accordingly, a reserve for currency translation is recorded in the equity section of the balance sheet and serves to reduce the balance of the investment. The reserve as of September 30, 1997, was $2,038,000, due to the declining value of the French Franc since early 1996.

Minority Interest
     The Company currently has two ventures in which there is a minority interest. The "minority interest" in earnings of these ventures for the three months and six months ended September 30, 1997, consisted of the following:

                                                                             Minority Interest in Earnings
                                                                           ---------------------------------
                                                                              3 Months          6 Months
                                                               Minority         Ended             Ended
Venture                            Minority Owner               Percent     Sept. 30, 1997    Sept. 30, 1997
-------                            --------------              --------     --------------    --------------
Edna Valley Vineyard (EVV)         Paragon Vineyard Co., Inc     50.0%         $235,052         $355,780
Canoe Ridge Vineyard, LLC (CRV)    Various                       49.5%           19,897           41,994
                                                                               --------         --------
                                                                               $254,949         $397,774
                                                                               ========         ========

     The minority interest in earnings for EVV during the three-month and six month periods of 1997 reflects increases of 47% and 43%, respectively, from the comparable periods in 1996. This is primarily the result of an increase in average case realizations and the resulting increase in gross margin per case. The minority interest in earnings for CRV during the three months and six months ending September 30, 1997 reflects decreases of 37% and 40%, respectively, over the comparable periods in 1996. This is primarily due to higher financing costs incurred in 1997 as a result of planned increases in working capital.

                          The CHALONE Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

Minority Interest (Continued)
     The Company believes that Edna Valley Vineyard will continue to contribute significantly to its income, and hence that the minority interest will continue to increase in the future. Management also believes that CRV will contribute more income, and that the minority interest will, therefore, increase.

Net Income
     Net income for the three months and six months ended September 30, 1997, was $804,000 and $1,471,000, respectively, reflecting increases of 20% and 11% over the comparable periods in 1996.

SEASONALITY
         The Company's wine sales from quarter to quarter are highly variable because the exact dates when wines are released for sale vary from year to year. Sales are typically highest during the last three months of the calendar year, due to heavy holiday sales and because most wines are released around September and October of each year.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's working capital decreased $1,686,000 and $3,036,000, respectively, during the three-month and six month periods ending September 30, 1997, to $21,247,000. These decreases of 7% and 13%, respectively, are primarily due to increased spending on capital expenditures for vineyard development at four of the Company's properties and a new hospitality center at Edna Valley Vineyard.
         Effective August 1, 1997, the Company renegotiated its lines of credit and term financing with Wells Fargo Bank. The new credit agreements are for comparable borrowing limits to the previous agreements, but have changed the rates from prime to prime less .5%. This agreement will be in effect until July 31, 1999.
     At November 7, 1997, the Company had lines of credit totaling $16,300,000 of which $11,774,000 had been drawn.
         The Company is not aware of any potential impairments to its liquidity and believes that its capital resources are adequate to meet the current and historic levels of capital expenditures and liquidity needs of the Company.

                          The CHALONE Wine Group, Ltd.

                          PART II. - OTHER INFORMATION

Item 5. Other Information

     Effective January 1, 1998, Tom Selfridge will join the Chalone Wine Group, Ltd., as President. Philip Woodward, current President, will continue as Chief Executive Officer and Chairman of the Board.


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits.  Not applicable.

    (b) Reports.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    The CHALONE Wine Group, Ltd.


Dated:  November 13, 1997                           BY /s/ William L. Hamilton
                                                      ------------------------
                                                    William L. Hamilton
                                                    Executive Vice President
                                                    and Chief Financial Officer