Form 10-Q
period 1997-12-31
CHALONE WINE GROUP LTD
filed 1998-02-13
CIK 742685

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997

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

The number of shares outstanding of Registrant's Common Stock on January 30, 1998 was 7,692,911.

================================================================================

                          The CHALONE Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1997, and March 31, 1997.


        Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 1997 and 1996.

        Consolidated Statements of Changes in Financial Position for the three-month and nine-month periods ended December 31, 1997 and 1996.

        Notes to Consolidated Financial Statements.

                                                    The CHALONE Wine Group, Ltd.

                                                     CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)


                                                               ASSETS
                                                                                                      Dec 31,              March 31,
                                                                                                       1997                  1997
                                                                                                   (unaudited)
                                                                                                     --------              --------
Current Assets:
    Cash ...............................................................................             $     63              $    246
     Accounts receivable, less allowance for
        doubtful accounts of $76 thousand and
        $71 thousand,  respectively ....................................................                7,762                 3,944
     Notes receivable ..................................................................                1,493                 1,291
     Distribution receivable ...........................................................                 --                     382
     Note receivable from  officer .....................................................                   28                    83
     Inventory .........................................................................                2,872                28,231
     Prepaid expenses ..................................................................                  427                   219
     Deferred income taxes .............................................................                   23                    23
                                                                                                     --------              --------
        Total current assets ...........................................................               42,668                34,419
Investment in Chateau Duhart-Milon .....................................................               10,092                10,372
Notes receivable, long-term portion ....................................................                  407                   398
Property, plant & equipment, net .......................................................               27,924                24,763
Goodwill and trademarks ................................................................                5,467                 5,591
Other assets ...........................................................................                  294                   316
                                                                                                     --------              --------
        Total assets ...................................................................             $ 86,852              $ 75,859
                                                                                                     ========              ========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank lines of credit ..............................................................             $ 13,008              $  7,771
     Current maturities of long-term obligations .......................................                  556                   564
     Accounts payable and accrued liabilities ..........................................                5,547                 1,801
                                                                                                     --------              --------
        Total current liabilities ......................................................               19,111                10,136
Long-term obligations, less current maturities .........................................                8,710                 9,879
Convertible subordinated debentures ....................................................                8,500                 8,500
Deferred income taxes ..................................................................                1,318                 1,318
Minority interest ......................................................................                3,952                 3,191
                                                                                                     --------              --------
        Total  liabilities .............................................................               41,591                33,024
                                                                                                     --------              --------
Shareholders' equity:
     Common stock ......................................................................               41,968                41,841
     Retained earnings .................................................................                5,458                 2,583
     Cumulative foreign currency translation adjustment ................................               (2,165)               (1,589)
                                                                                                     --------              --------
        Total shareholders' equity .....................................................               45,261                42,835
                                                                                                     --------              --------
        Total liabilities and shareholders' equity .....................................             $ 86,852              $ 75,859
                                                                                                     ========              ========

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                                                                  3

                                                    The CHALONE Wine Group, Ltd.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)(in thousands, except per-share data)

                                                                           Three Months                       Nine Months
                                                                               Ended                              Ended
                                                                            December 31,                        December 31,
                                                                     --------------------------          --------------------------
                                                                       1997             1996              1997              1996
                                                                     --------          --------          --------          --------
Gross revenues .............................................         $ 11,178          $  9,857          $ 28,715          $ 26.513
Less excise taxes ..........................................              243               204               697               715
                                                                     --------          --------          --------          --------
     Net revenues ..........................................           10,935             9,653            28,018            25,798

Cost of wines sold .........................................            6,057             5,553            15,939            15,371
                                                                     --------          --------          --------          --------
     Gross profit ..........................................            4,878             4,100            12,079            10,427

Operating expenses .........................................            2,039             1,838             5,797             4,993
                                                                     --------          --------          --------          --------
     Operating income ......................................            2,839             2,262             6,282             5,434
                                                                     --------          --------          --------          --------

 Other income (expenses):
     Interest ..............................................             (387)             (576)           (1,360)           (1,407)
     Other, net ............................................              186                17               373                44
                                                                     --------          --------          --------          --------
                                                                         (201)             (559)             (987)           (1,363)
Equity in net income of Ch. Duhart-Milon ...................              103                64               296               252
Minority interests .........................................             (401)             (266)             (799)             (586)
                                                                     --------          --------          --------          --------
     Income before income taxes ............................            2,340             1,501             4,792             3,737
                                                                     --------          --------          --------          --------
 Income tax expense ........................................             (936)             (613)           (1,917)           (1,528)
                                                                     --------          --------          --------          --------
     Net income ............................................         $  1,404          $    888          $  2,875          $  2,209
                                                                     ========          ========          ========          ========

     Net income per common share:
           Basic ...........................................         $   0.18          $   0.11          $   0.37          $   0.29
           Dilutive ........................................         $   0.17          $   0.11          $   0.34          $   0.27


     Average number of shares used
     in income per share computation:
           Basic ...........................................            7,813             7,773             7,692             7,652
           Dilutive ........................................            8,398             8,283             8,368             8,168



                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                                                                  4



                                                    The CHALONE Wine Group, Ltd.

                                      CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                                                      (unaudited)(in thousands)

                                                                              Three Months                      Nine Months
                                                                                 Ended                             Ended
                                                                               December 31,                     December 31,
                                                                         ------------------------          ------------------------
                                                                           1997            1996             1997             1996
                                                                         -------          -------          -------          -------
Cash flows from operating activities:
   Net earnings ................................................         $ 1,404          $   888          $ 2,875          $ 2,209
   Non-cash transactions included in earnings:
         Depreciation ..........................................           1,700             1912            2,445            2,553
         Amortization ..........................................              41               32              124               91
         Equity in Chateau Duhart-Milon ........................            (103)             (64)            (296)            (252)
         Increase in minority interest .........................             401              266              799              586
         Loss on sale of equipment .............................               3                4                6               74
      Changes in:
         Accounts receivable ...................................          (1,527)          (1,435)          (3,436)          (2,851)
         Inventory .............................................          (2,512)          (1,905)          (4,641)          (1,668)
         Prepaid expenses and other assets .....................            (110)              26             (186)            (320)
         Other receivables .....................................            --               (419)            --               (419)
         Accounts payable and accrued expenses .................           1,827            2,177            3,746            4,645
                                                                         -------          -------          -------          -------
      Net cash provided by operating activities ................           1,124            1,482            1,436            4,648
                                                                         -------          -------          -------          -------

Cash flows from investing activities:
   Capital expenditures ........................................          (1,197)             (79)          (5,736)          (6,160)
   Net change in notes receivable ..............................          (1,413)            (473)            (156)            (470)
   Investment in Duhart-Milon ..................................            --                169             --                156
   Proceeds from disposal of equipment .........................              24              211              124              316
                                                                         -------          -------          -------          -------
      Net cash used in investing activities ....................          (2,586)            (172)          (5,768)          (6,158)
                                                                         -------          -------          -------          -------

Cash flows from financing activities:
   Net change under line of credit agreement ...................           1,411             (948)           5,237           (1,447)
   Repayment of long-term debt .................................             (79)          (5,313)          (1,177)          (5,728)
   Proceeds from issuance of long-term debt ....................            --              5,162             --              8,894
   Distribution to minority interest ...........................            --               (200)             (38)            (200)
   Purchase and retirement of common stock .....................            --                103             --                103
   Net proceeds from issuance of common stock ..................              71               35              127               93
                                                                         -------          -------          -------          -------
      Net cash provided by financing activities ................           1,403           (1,161)           4,149            1,715
                                                                         -------          -------          -------          -------

      Net increase (decrease) in cash ..........................             (59)             149             (183)             205
      Cash at beginning of period ..............................             122               58              246                2
                                                                         -------          -------          -------          -------
Cash at end of period ..........................................              63              207          $    63              207
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

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                          The CHALONE Wine Group, Ltd.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Consolidated Financial Statements

         The consolidated balance sheet as of December 31, 1997, the consolidated statement of operations for the three-month and nine month periods ended December 31, 1997 and 1996, and the consolidated statement of changes in financial position for the three-month and nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and changes in financial position at December 31, 1997, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, reference should be made to the consolidated financial statements and notes included in the Company's Form 10K for the transition period ended March 31, 1997, on file with the Securities and Exchange Commission.


NOTE 2 - Reclassifications

         Certain prior period amounts have been reclassified in order to conform with the current period presentation.


NOTE 3 - Net Income per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
128). SFAS 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted earnings per share for the Company is the inclusion of dilutive stock options and stock warrants, the effect of which is calculated using the treasury stock method as shown below. Note that convertible debentures are excluded from the computation, as these have had, and continue to have, an antidilutive effect.

                          The CHALONE Wine Group, Ltd.

NOTE 3 - Net Income per Share (continued)

                (unaudited) (in thousands, except per-share data)


                                     Three Months                    Three Months
                                        Ended                            Ended
                                  December 31, 1997                December 31, 1996
                               --------------------------   --------------------------
                              Income    Shares      EPS     Income   Shares     EPS
                                (1)       (2)     (1)/(2)     (1)      (2)     (1)/(2)
                               ------    -----   --------   ------   ------   --------
 Basic EPS
 Income available to
    common stockholders ....   $1,404    7,813   $   0.18   $  888    7,773   $   0.11

Effect of Dilutive
 Securities

Warrants ...................     --        453                --        416
Stock Options ..............     --        132                --         94
                               ------   ------              ------   ------

 Diluted EPS
 Income available to
    common stockholders &
    assumed conversions ....   $1,404    8,398   $   0.17   $  888    8,283   $   0.11
                               ======    =====   ========   ======    =====   ========


                                     Three Months                    Three Months
                                        Ended                            Ended
                                  December 31, 1997                December 31, 1996
                               --------------------------   --------------------------
                              Income    Shares      EPS     Income   Shares     EPS
                                (1)       (2)     (1)/(2)     (1)      (2)     (1)/(2)
                               ------    -----   --------   ------   ------   --------
 Basic EPS
 Income available to
    common stockholders ....   $2,875    7,692   $   0.37   $2,209    7,652   $   0.29

Effect of Dilutive
 Securities

Warrants ...................     --        515                --        418
Stock Options ..............     --        161                --         98
                               ------   ------              ------   ------

 Diluted EPS
 Income available to
    common stockholders &
    assumed conversions ....   $2,875    8,368   $   0.34   $2,209    8,168   $   0.27
                               ======    =====   ========   ======    =====   ========


                          The CHALONE Wine Group, Ltd.


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

DESCRIPTION OF THE BUSINESS

         The Chalone Wine Group is a Napa, California-based company that produces, markets and sells premium white and red varietal table wines. In California, the company owns and operates Chalone Vineyard in Monterey County, Acacia Winery in the Carneros District of Napa County, Carmenet Vineyard in Sonoma County, and in conjunction with its joint-venture partner, Paragon Vineyard Co., owns and operates Edna Valley Vineyard in San Luis Obispo County. In the State of Washington, the Company owns a 51% interest in Canoe Ridge Vineyard. In the Bordeaux region of France, the Company owns 24% of the fourth-growth estate of Chateau Duhart-Milon, in partnership with Domaines Barons de Rothschild (Lafite) who own the other 76%.

FORWARD LOOKING STATEMENTS

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this form 10-Q, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to the sufficiency of funds for the Company's working capital requirements during 1997 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. Factors that may cause such differences include, but are not limited to: (i) future weather and general farming conditions affecting annual harvest quantity as well as quality; (ii) variations in market taste as well as demand; (iii) changes in the wine industry regulatory environment. Each of the factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-K for the year ended December 31, 1996 and Form 10-K for the transition period ended March 31, 1997.

                          The CHALONE Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS
         The following  table sets forth the percentage  relationship to revenue of certain items in the Company's  statements of operations for the  three-month and nine month  periods  ended  December 31, 1997 and 1996,  and the  percentage change in such items between the comparable periods in those years.
                                           Three Months Ended Dec. 31,            Nine Months Ended Dec. 31,
                                      -----------------------------------     ----------------------------------
                                           Percentage of         Percent           Percentage of       Percent
                                             Wine Sales           Change             Wine Sales        Change
                                      -----------------------    ---------    ----------------------   ---------
                                        1997          1996       97 vs 96        1997          1996     97 vs 96
                                      --------       --------    ---------    --------      --------   ---------
Net Revenues ........................ 100.0 %        100.0 %      13.3 %      100.0 %       100.0 %      8.6 %
Cost of wines sold ..................  55.4 %         57.5 %       9.1 %       56.9 %        59.6 %      3.7 %
                                      --------       --------                 --------      --------
   Gross profit .....................  44.6 %         42.5 %      19.0 %       43.1 %        40.4 %     15.8 %

Operating expenses ..................  18.6 %         19.0 %      10.9 %       20.7 %        19.3 %     16.1 %
                                      --------       --------                 --------      --------
   Operating income .................  26.0 %         23.5 %      25.5 %       22.4 %        21.1 %     15.6 %
                                      --------       --------                 --------      --------

Other income (expenses):
   Interest .........................  (3.5)%         (6.0)%     (32.8)%       (4.8)%        (5.5)%     (3.3)%
   Other, net .......................   1.7 %          0.2 %     994.1 %        1.3 %         0.2 %    747.7 %
                                      --------       --------                 --------      --------
                                       (1.8)%         (5.8)%     (64.0)%       (3.5)%        (5.3)%    (27.6)%

Equity in net income ................   0.9 %          0.7 %      60.9 %        1.1 %         1.0 %     17.5 %
Minority interests ..................  (3.7)%         (2.8)%      50.8 %       (2.9)%        (2.3)%     36.3 %
                                      --------       --------                 --------      --------
   Income before inc. taxes .........  21.4 %         15.6 %      55.9 %       17.1 %        14.5 %     28.2 %
                                      --------       --------                 --------      --------

Income tax expense ..................  (8.6)%         (6.4)%      52.7 %       (6.8)%         5.9)%     25.5 %
                                      --------       --------                 --------      --------
   Net income .......................  12.8 %          9.2 %      58.1 %       10.3 %         8.6 %     30.2 %
                                      ========       ========                 ========      ========


Wine Sales

     Sales for the three months and nine months ended December 31, 1997, increased approximately 13% and 9%, respectively, over the comparable periods in 1996. The number of cases sold in the nine months ended December 31, 1997 was 0.2% less than the comparable period in 1996. The corresponding 8.6% increase in net revenues was therefore primarily attributable to increases in average per case realization for the same periods resulting from changes in product mix, as well as selected price increases.

Gross Profit

     Gross profit for the three months and nine months ended December 31, 1997, increased by approximately 19% and 16%, respectively, over the comparable periods in 1996, primarily as a result of the increased per case realizations mentioned above without corresponding increases in production cost.

                          The CHALONE Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

Operating Expenses

     Operating expenses for the three months and nine months ending December 31, 1997 increased by 11% and 16%, respectively, over the comparable periods in 1996. This increase is primarily the result of planned increases in marketing expenditures and increases in selling expenses related to increased sales revenue.

Operating Income

     Operating income for the three months and nine months ended December 31, 1997, increased by 26% and 16%, respectively, from the comparable periods in 1996. This increase was due to higher gross profit, offset by increased operating expenses, both discussed above.

Other Income (Expenses)

     Net interest expense for the three months and nine months ended December 31, 1997, decreased by 33% and 3%, respectively, from the comparable periods in 1996, due to improved terms on debt financing negotiated in 1997.

     Net other income for the three months and nine months ended December 31, 1997 increased by $169,000 and $329,000, respectively, primarily as a result of increased crushing fees received from third party wineries during the six months ended December 31, 1997.

Equity in Net Income of Chateau Duhart-Milon

     The Company's 23.5% equity interest in Duhart-Milon's net income for the nine months ended December 31, 1997, was $296,000, as compared to $252,000 in the comparable period in 1996. This 17% increase is primarily attributable to exceptionally strong demand for Bordeaux wines and corresponding increases in prices of the wines.

     The investment in Duhart is denominated in French Francs and accordingly, a reserve for currency translation is recorded in the equity section of the balance sheet and serves to reduce the balance of the investment. The reserve as of December 31, 1997, was $2,165,000, due to the declining value of the French Franc since early 1996.

Minority Interest

     The Edna  Valley  Vineyard  (EVV)  and  Canoe  Ridge  Vineyard,  LLC  (CRV)
individual  financial  statements are  consolidated in full within the Company's financial statements. The interest in the net earnings of EVV and CRV which thus belongs  to  parties  other  than the  Company  is  accounted  for as  "minority interest".  This "minority  interest" for the three months and nine months ended
December 31, 1997, consisted of the following:
                                                                  Minority Interest in
                                                                        Earnings
                                                               --------------------------
                                                                 3 Months      9 Months
                                                                  Ended         Ended
                                                    Minority     Dec. 31,      Dec. 31,
Venture                      Minority Owner         Percent        1997          1997
-------                      --------------         -------    ----------    ------------
Edna Valley Vineyard         Paragon Vineyard
                               Co., Inc.              50.0%     $339,052      $694,832

Canoe Ridge Vineyard, LLC    Various                  49.5%       61,765       103,759
                                                               ----------    ------------
                                                                $400,817      $798,591
                                                               ==========    ============

                          The CHALONE Wine Group, Ltd.

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

     The minority interest in earnings for EVV during the three-month and nine month periods of 1997 reflects increases of 52% and 47%, respectively, from the comparable periods in 1996. This is primarily the result of an increase in net revenues per case and the resulting increase in gross margin per case. The minority interest in earnings for CRV during the three months ending December 31, 1997 reflects an increase of 52%, while the nine months ending December 31, 1997 yielded a decrease of 9% over the comparable periods in 1996.

     Company management believes that EVV, and to a lesser degree, CRV will both continue to contribute significantly to the Company's consolidated income statement.

Net Income

     Net income for the three months and nine months ended December 31, 1997, was $1,404,000 and $2,875,000, respectively, reflecting increases of 58% and 30% over the comparable periods in 1996.


SEASONALITY

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased $2,310,000, or 11%, during the three-month period ending December 31, 1997. Conversely, working capital decreased by $726,000, or 3%, during the nine month period ending December 31, 1997, to $23,557,000. The notable increase during the quarter is consistent with the comparable period in 1996, wherein working capital increased by 5%. This is primarily the result of investments in inventory in anticipation of next year sales.

         As of December 31, 1997, the Company had lines of credit totaling $16,300,000 of which $13,147,000 had been drawn. Subsequently, as of January 8, 1998, the Company had lines of credit increased to $18,300,000, of which $15,690,000 were drawn on that date.

         The Company is not aware of any potential impairments to its liquidity and believes that its capital resources are adequate to meet the current and historic levels of capital expenditures and liquidity needs of the Company.

                          The CHALONE Wine Group, Ltd.

                          PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit Number
         --------------
              27          Financial Data Schedule

     (b) Reports.  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 1998                            The CHALONE Wine Group, Ltd.
------------------------                            ----------------------------
                                                             (Registrant)




                                                       /s/ William L. Hamilton
                                                    ----------------------------
                                                    William L. Hamilton
                                                    Executive Vice President




Dated: February 13, 1998                               /s/ William L. Hamilton
------------------------                            ---------------------------
                                                    William L. Hamilton
                                                    Chief Financial Officer