Form 10-Q/A
period 1997-12-31
CHALONE WINE GROUP LTD
filed 1998-02-18
CIK 742685

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

                                                    The CHALONE Wine Group, Ltd.

                                                     CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)


                                                               ASSETS
                                                                                                      Dec 31,              March 31,
                                                                                                       1997                  1997
                                                                                                   (unaudited)
                                                                                                     --------              --------
Current Assets:
    Cash ...............................................................................             $     63              $    246
     Accounts receivable, less allowance for
        doubtful accounts of $76 thousand and
        $71 thousand,  respectively ....................................................                7,762                 3,944
     Notes receivable ..................................................................                1,493                 1,291
     Distribution receivable ...........................................................                 --                     382
     Note receivable from  officer .....................................................                   28                    83
     Inventory .........................................................................               32,872                28,231
     Prepaid expenses ..................................................................                  427                   219
     Deferred income taxes .............................................................                   23                    23
                                                                                                     --------              --------
        Total current assets ...........................................................               42,668                34,419
Investment in Chateau Duhart-Milon .....................................................               10,092                10,372
Notes receivable, long-term portion ....................................................                  407                   398
Property, plant & equipment, net .......................................................               27,924                24,763
Goodwill and trademarks ................................................................                5,467                 5,591
Other assets ...........................................................................                  294                   316
                                                                                                     --------              --------
        Total assets ...................................................................             $ 86,852              $ 75,859
                                                                                                     ========              ========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank lines of credit ..............................................................             $ 13,008              $  7,771
     Current maturities of long-term obligations .......................................                  556                   564
     Accounts payable and accrued liabilities ..........................................                5,547                 1,801
                                                                                                     --------              --------
        Total current liabilities ......................................................               19,111                10,136
Long-term obligations, less current maturities .........................................                8,710                 9,879
Convertible subordinated debentures ....................................................                8,500                 8,500
Deferred income taxes ..................................................................                1,318                 1,318
Minority interest ......................................................................                3,952                 3,191
                                                                                                     --------              --------
        Total  liabilities .............................................................               41,591                33,024
                                                                                                     --------              --------
Shareholders' equity:
     Common stock ......................................................................               41,968                41,841
     Retained earnings .................................................................                5,458                 2,583
     Cumulative foreign currency translation adjustment ................................               (2,165)               (1,589)
                                                                                                     --------              --------
        Total shareholders' equity .....................................................               45,261                42,835
                                                                                                     --------              --------
        Total liabilities and shareholders' equity .....................................             $ 86,852              $ 75,859
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