Form 10-K
period 1998-03-31
CHALONE WINE GROUP LTD
filed 1998-06-26
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 0-13406

                          The Chalone Wine Group, Ltd.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                   94-1696731
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

      621 Airpark Road, Napa, CA                          94558
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (707) 254-4200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                            No par value common stock
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 15, 1998, there were 2,997,909 shares of the Company's voting no par value common stock, with an aggregate market value of $32,976,999 held by non-affiliates. (For purposes of this required presentation, the registrant has deemed its directors, executive officers, Domaines Barons de Rothschild (Lafite) and SFI Intermediate Ltd. to be affiliates, and has deducted the outstanding shares held by them collectively from the total of 8,540,653 shares issued and outstanding.)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the  definitive   proxy   statement  for  the  Annual  Meeting  of
Shareholders of The Chalone Wine Group, Ltd. (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998, are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Business.

   a. General Development of Business.

     The Company produces, markets and sells premium white and red varietal table wines, primarily Chardonnay, Pinot Noir, Cabernet Sauvignon, Merlot and Sauvignon Blanc. The Company operates five wineries; four are located in various counties of California, while one is located in eastern Washington state. The Company's California wines are made principally from grapes grown at its Chalone Vineyard(R) and Carmenet(R) vineyard estates, at vineyards owned by the Company's partner in the Edna Valley Vineyard(R) Joint Venture, from grapes grown at two Company-owned vineyards adjacent to the Acacia winery (the Marina Vineyard which is managed and one-half owned by the Company) and at neighboring independent vineyards. The wines of the Washington state winery are made from grapes grown at a nearby vineyard, also owned by the Company.

     The Company's wines are sold primarily in the premium-priced segment of the table wine market under the labels "Chalone Vineyard", "Edna Valley Vineyard", "Carmenet", "Acacia(TM)" and "Canoe Ridge(R) Vineyard", and, starting in April of 1998, "Echelon(TM)".

     In addition to and as a result of an investment in the Company by Domaines Barons de Rothschild (Lafite) ("DBR"), the Company receives an allocation of the wines of DBR, including the wines of Chateau Lafite-Rothschild, a first growth Bordeaux region wine, and Chateau Duhart-Milon, a fourth growth Bordeaux region wine.

     The Chalone Wine Group, Ltd. was incorporated under the laws of the State of California on June 27, 1969. Unless otherwise indicated the term "Company", as used in this report, refers to The Chalone Wine Group, Ltd. and its consolidated subsidiaries. It became a publicly held reporting company as the result of an initial public offering in May of 1984. The Company is, to its knowledge, one of only six publicly held U.S. corporations whose sole activity is in the production, marketing and selling of wines.

     Change in Fiscal Year-End

     Effective as of March 31, 1997, the Company changed its fiscal year from one ending on December 31 to one ending on March 31. Accordingly, the Company filed a transition report pursuant to Section 13 of the Securities Exchange Act of 1934 for the three month period ending March 31, 1997. The Company elected to change its fiscal year after determining that the nature of its business cycle, with typically heavy sales activity towards the end of the calendar year, coupled with the fall harvest of its grapes, created difficulty in efficient and effective planning and budgeting on a calendar year basis. The period of January through March is historically the Company's slowest quarter with respect to both sales activity and production operations.

     Significant Events

     Release of Echelon Label in April of 1998: Echelon, a new wine brand produced by the Company, was released to the market in April of 1998, shortly following the Company's fiscal year-end. This first release consisted of 60,000 cases of 1997 California Central Coast Chardonnay. The 1997 Echelon Chardonnay is expected to be followed in August 1998 by 20,000 cases of 1997 Pinot Noir, and in October 1998 by 15,000 cases of 1997 Merlot. All three wines are expected to be priced between $12 and $14 at retail outlets.

     Purchase of Vintage Lane Property: In March 1998, the Company purchased 22 acres of prime vineyard land in the heart of Sonoma Valley. Located on Vintage Lane in Glen Ellen, the property includes a winery with a 1,200-ton crush capacity. The Company will use the winery's fermentation facility to expand production of Carmenet's "Dynamite" wines. Carmenet is located on the north side of Sonoma Valley on Moon Mountain, about seven miles away from the new winery and vineyard. The Company plans to use the winery as a red-wine production facility. Its vineyards are currently planted with approximately one-third Cabernet Franc and two-thirds Chardonnay. Management intends to replant the Chardonnay to Merlot, as this latter variety is an important ingredient in Carmenet's red-wine program and will thus provide Carmenet with estate Merlot grapes to use in its reserve wines. In addition to replanting the vineyard, the Company is also planning to offer the facility for custom crushing beginning with the 1998 harvest. A barrel-storage warehouse is expected to be built on the property for use after the 1999 harvest.

     Exercise of Warrants in March and April of 1998: The Company recently received gross proceeds of $5.8 million ($4.8 million in March 1998 and $1 million in April 1998) in connection with the issuance of 828,571 shares of its common stock upon the exercise by the principal holders of all the Company's outstanding $7.00 warrants issued as of March 29, 1993 (the "Warrants"), which it anticipates using for additional working capital and for the reduction of existing short-term indebtedness. Except as set forth below, the foregoing shares will be issued pursuant to an exemption from the registration requirements of federal and state securities laws. The Company has received notice that one institutional warrant-holder has exercised its right to demand registration of 185,714 shares of the Company's common stock received on the exercise of the Warrants. The Company believes that no other warrant-holders intend to exercise such registration rights. The Company expects to file a registration statement on Form S-3 to effect the foregoing registration on or about June 26, 1998 at the Company's expense. The shares registered thereby may be resold into the trading market for the common stock of the Company anytime after the registration statement is declared effective by the Securities and Exchange Commission, pursuant to the prospectus included therewith.

     Carmenet Fire: As previously disclosed, on July 31, 1996, a wildfire damaged approximately 75% of the producing acreage at the Company's Carmenet Vineyard, located in Sonoma, California. Carmenet's winery structures and barrel inventory were untouched by the blaze and no people were injured. The damaged acreage was planted to Cabernet Sauvignon, Merlot and Cabernet Franc grapes used for estate bottled wines produced under the Carmenet label. Prior to the fire, Carmenet produced approximately 38,000 cases of wine annually (of which a significant proportion was estate bottled). Carmenet's 1996 grape harvest was reduced roughly in proportion to the percentage of the vineyard's overall producing acreage damaged by the fire.

     As intended, the Company has completed the first stage of replanting approximately 75% of the damaged acreage. Historically, newly planted vines will begin to produce production-quality grapes in approximately three years, although the vines are expected to take approximately seven years to return to the full production levels that pre-dated the fire. Until the damaged acreage returns to full production, Carmenet's ability to make estate bottled wines will be limited. In order to supplement Carmenet's harvest, the Company attempts to buy suitable grapes on the open market; however, there can be no assurance that grapes of suitable quality or variety will continue to be available in sufficient quantity or on terms acceptable to the Company.

     Preliminary investigation indicates that the fire was caused by the electrical lines of Pacific Gas & Electric Company ("PG&E"). In public statements, PG&E has acknowledged (1) that its own preliminary investigation indicates PG&E's responsibility for the fire and (2) that PG&E is responsible for the resulting damages. PG&E has made two advances to the Company for costs related to the fire in the amounts of $425,000 and $4.5 million in January 1997 and April 1998, respectively. However, when making the advances, PG&E admitted no liability and has reserved all rights with respect to such advances. The Company's discussions with PG&E are on-going. The Company believes that it will be reimbursed for losses resulting from the fire, and as a result does not expect that the fire damage will have a material adverse effect on the Company's financial position or operating results.

   b. Financial Information about Industry Segments.

     The Company operates five different wineries, and also distributes certain French, Chilean, Portuguese and Mexican wines and small quantities of domestic wines of other producers in the United States. The marketing and sales of all of the wines are handled on a consolidated basis in all of the Company's distribution channels. Hence, the Company considers all of its business to be within a single industry segment.

     For the last fiscal year, as well as the two previous calendar years, sales of wine accounted for substantially all of the Company's consolidated revenues and operating profits.

   c. Narrative Description of Business.

     Overview

     The Company owns six  wineries in the United  States and France as shown in the schedule below,  either wholly or in partnership  with others,  all of which have related vineyards with the exception of Edna Valley Vineyard.  The specific ownership structure is as follows:
               Property             Ownership              Form of Ownership                 Location
               --------             ---------              -----------------                 ---------
      1. Chalone                      100.0%      Corporation                           Soledad, California
      2. Carmenet Vineyard            100.0%      Corporation                           Sonoma, California
      3. Acacia
         Acacia Winery                100.0%      Corporation                           Napa, California
         Marina Vineyard               50.0%      Partnership                           Napa, California
      4. Edna Valley Vineyard          50.0%      Partnership                           San Luis Obispo, California
      5. Canoe RidgeVineyard           50.5%      Limited liability company             Walla Walla, Washington
      6. Chateau Duhart-Milon          23.5%      Partnership                           Pauillac, France


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

     All of the Company's wines are vintage dated, and the majority of its primary label wines is estate bottled. A vintage dated wine is one produced wholly from grapes that were harvested, crushed and fermented in the calendar year shown on the label. The "Estate Bottled" designation may be applied only to wines made exclusively by one winery from grapes grown on land owned or controlled by the winery, all within a single viticultural area.

     For a more detailed description of the Company's properties and its operations, see Item 2, Properties.

     Vineyard Practices

     The Company believes that the soils and climates of the vineyards from which it obtains its grapes are particularly suitable for the particular varieties of grapes grown at each of them. Mountain vineyards, including Chalone Vineyard and Carmenet Vineyard, normally produce lower yields of grapes than valley vineyards. Vineyards situated closer to the floor of the valleys, including the cool Carneros District of the Napa Valley, from which the Company's Acacia wines are made, tend to produce higher grape yields.

      The Company generally manages its vineyards to produce yields which are lower than average for similarly situated vineyards in California and Washington state and below the maximum yield that could be obtained. It believes that relatively low yields enhance the varietal character of the grapes and improve the quality of the resulting wines.

     Agricultural Risks; Phylloxera

     Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, drought, frosts and certain other weather conditions can materially and adversely affect the quality and quantity of grapes available to the Company, thereby materially and adversely affecting the supply of the Company's products and its profitability.

     Many California vineyards, including vineyards in northern California, have been infested with phylloxera, a root louse that renders a vine unproductive within a few years following infestation. The current strain of phylloxera primarily affects vines of a certain type. The Company's vineyard properties are primarily planted to different rootstocks believed to be resistant to phylloxera. However, there can be no assurance that the Company's existing vineyards, or the rootstocks the Company is now using in its planting and replanting programs, will not become susceptible to current or new strains of phylloxera, plant insects or diseases, any of which could adversely affect the Company.

     Winemaking Practices

     The  Company's   winemaking   practices  are  derived  primarily  from  the
traditional methods of France, adapted to the particular requirements of California. The Company believes that these methods, while requiring relatively high amounts of hand labor, produce the best wines. At the Chalone Vineyard and Edna Valley Vineyard facilities, the Company follows the traditional winemaking practices of the Cote d'Or in the Burgundy region of France. The wines are made from single grape varieties, principally Pinot Noir and Chardonnay. The winemaking practices at Acacia Winery, although differing in some degree from those at Chalone Vineyard and Edna Valley Vineyard, also follow Burgundian winemaking practices and produce wines from single grape varieties. At Carmenet Vineyard, the Company follows the practices of the Medoc and Graves districts in the Bordeaux region of France, whose wines are generally made from a blend of varieties.

     All of the Company's wineries are under the overall supervision of the Company's Executive Vice President, Winegrowing. In addition, each winery is operated as a separate profit center, with its own General Manager, who is in most instances also the winemaker.

     The Company imports approximately 70% of its oak barrels from Burgundy and Bordeaux, with the remainder produced in the United States. The wine bottles used by the Company are made to the Company's specifications in the United States and France and are closed with imported corks, branded with the particular winery's name.

     The Company's winemaking practices follow the principle that winemaking is a natural process best managed with a minimum of intervention, but requiring the attention and dedication of a winemaker. Notwithstanding the relatively high level of hand labor utilized in the Company's winemaking processes, the Company also makes extensive use of modern laboratory equipment and techniques to monitor the progress of each wine through all stages of the winemaking process.

     Wine Production and Wines

     The following table sets forth the wine production of the Company, for the 1997, 1996 and 1995 vintages. Vintages allude to the year during which the grapes are harvested. Consequently, as of March 31, 1998, the 1998 vintage had not yet been harvested and cannot yet be estimated.

   The information which follows is presented in terms of "equivalent" number of cases,  as it is compiled  when the related wine is still being aged in barrels, and is  therefore  not yet bottled  and thus  converted  to case goods.  For the purpose  of this  schedule,  as  well as the  discussion  which  follows,  wines purchased by the Company for resale purposes are excluded.
                                                        VINTAGE
                          --------------------- ---------------------- ---------------------
                                   1997                   1996               1995
                          --------------------- ---------------------- ---------------------
                          Equivalent            Equivalent             Equivalent
                          Number of      % of   Number of      % of    Number of     % of
                            Cases       Total     Cases       Total     Cases       Total
                          ------------ -------- ------------ --------- ------------ --------
Chardonnay                    243,900       59%     151,900        62%     126,500       59%
Sauvignon Blanc                 7,000        2%       7,200         3%       6,000        3%
Pinot Blanc                     3,100        1%       5,900         2%       7,600        4%
Other white wines               5,700        1%       2,700         1%       3,200        1%
                          ------------ -------- ------------ --------- ------------ --------
Total white wines             259,700       63%     167,700        68%     143,300       67%
                          ------------ -------- ------------ --------- ------------ --------
Pinot Noir                     54,200       13%      35,100        14%      27,300       13%
Cabernet Sauvignon             46,900       11%      26,300        11%      25,500       12%
Merlot                         47,200       12%      14,700         6%      13,200        6%
Other red wines                 4,500        1%       1,400         1%       4,400        2%
                          ------------ -------- ------------ --------- ------------ --------
Total red wines               152,800       37%      77,500        32%      70,400       33%
                          ------------ -------- ------------ --------- ------------ --------
Total production              412,500      100%     245,200       100%     213,700      100%
                          ============ ======== ============ ========= ============ ========


     The Company's wines are fermented and aged primarily in new and used oak barrels before they are bottled. Generally, white wines are aged for between six and nine months and red wines for between nine and eighteen months after harvest. The wine is then bottled and stored for further aging. White wines are generally released between three months and two years after bottling, while red wines are released between one to three years after bottling.

     Although the Company's wines are ready to be consumed when sold, it generally takes from one to two years, and may take longer, for the wine to develop fully.

     The Company bottles its wines primarily under the "Chalone Vineyard", "Edna Valley Vineyard", "Carmenet", "Acacia" and "Canoe Ridge Vineyard", and beginning in April of 1998, "Echelon" labels. See Item 1, Business, Trademarks.

     Chalone Vineyard: Chalone Vineyard production represented 17% of the consolidated sales dollars and 11% of the consolidated sales quantity for the fiscal year ended March 31, 1998.

     Chalone Vineyard has been producing Chardonnay, Pinot Blanc and Pinot Noir (and small quantities of Chenin Blanc) since 1970. All wines sold under this label are produced from grapes grown at the Chalone Vineyard facility or under the Company's control at adjacent vineyards, and are estate bottled.

     Carmenet: Carmenet production represented 17% of the consolidated sales dollars and 17% of the consolidated sales quantity for the fiscal year ended March 31, 1998.

     The Company produces and markets Bordeaux-style "Meritage" red and white wines under the "Carmenet" label. The Carmenet red wine is made from Cabernet Sauvignon, Merlot and Cabernet Franc grapes grown at the Carmenet Vineyard facility, is estate bottled, and bears the "Sonoma Valley" viticultural area designation. Additionally, the Company produces a red wine under the "Carmenet Dynamite" label, which is made from Cabernet Sauvignon grapes and bulk wine purchased from various vineyards in the North Coast area of California. The Carmenet white wine is made from Sauvignon Blanc and Semillon grapes purchased from Paragon Vineyard Co., Inc ("Paragon") under a grape purchase agreement and bears the "Edna Valley" designation.

     Edna Valley Vineyard: Edna Valley Vineyard production represented 25% of the consolidated sales dollars and 27% of the consolidated sales quantity for the fiscal year ended March 31, 1998.

     Edna Valley Vineyard has been producing mostly Chardonnay and Pinot Noir wines since 1980. The majority of wines sold under the Edna Valley Vineyard label are produced from grapes grown by Paragon, the Company's partner in the Edna Valley Vineyard Joint Venture, and are estate bottled.

     Acacia: Acacia production represented 21% of the consolidated sales dollars and 20% of the consolidated sales quantity for the fiscal year ended March 31, 1998.

     The Company produces Chardonnay and Pinot Noir wines under the "Acacia" label. Most of the grapes for the production of Pinot Noir and approximately two-thirds of the grapes for Chardonnay are acquired from various vineyards in the Carneros region, in most cases pursuant to grape purchase contracts. The remaining Chardonnay and Pinot Noir grapes are grown on the 41-acre Marina Vineyard, a vineyard that surrounds the winery facility, and on two vineyards owned by the Company, which are contiguous to the Marina Vineyard.

     Canoe Ridge Vineyard: Canoe Ridge Vineyard production represented 6% of the consolidated sales dollars and 6% of the consolidated sales quantity for the fiscal year ended March 31, 1998.

     The Canoe Ridge Vineyard, which commenced operations in 1994, produces Merlot, Cabernet Sauvignon and Chardonnay wines under the "Canoe Ridge Vineyard" label. The grapes for these wines are grown at the Company's vineyard in Benton County, Washington, and the wines produced at this facility bear the "Columbia Valley" viticultural area designation.

     Custom Brands: Part of each winery's production is occasionally used for bottling of custom brands in addition to the wines bottled under each winery label. As such, these custom brands are often comprised of production from the other Company wineries, for which the percentage of sales contributions are already stated above.

       These custom brands consist primarily of Chardonnay, Cabernet Sauvignon and Pinot Noir. Quantities of custom brands bottling is highly dependent upon grape supply and availability. As grapes become more scarce, the focus of the Company's production shifts away from custom brands as they are generally lower margin products. The Company uses custom brands primarily as a means of marketing and selling its label wines and does not intend to focus its efforts in this line of business.

     Imports & Other: The remaining 14% of sales dollars and 19% of sales quantities in the year ended March 31, 1998 were primarily comprised of import wines and also include some wines purchased by the Company for resale purposes.

     Under the terms of various agreements and investments among the Company, Duhart-Milon and DBR, the Company receives an allocation of the wines of
Duhart-Milon and DBR, including the wines of Chateau Lafite-Rothschild and Chateau L'Evangile of the Pauillac and Pomerol regions of Bordeaux, respectively, and of Chateau Rieussec of the Sauternes region of Bordeaux. DBR also produces a Pauillac wine exclusively for the Company.

     General

     The following raw materials are utilized in the Company's production practices: oak barrels, glass, cork and grapes. Oak barrels are purchased mostly from France (80%) and within the United States. French oak barrels are emphasized due to Company tradition as well as consumer taste and preference. Cork is purchased from Portugal, which is the primary cork-producing country in the world. Sources of cork elsewhere are relatively scarce. Glass is purchased from a variety of different sources according to specific needs as determined by the Company. A substantial portion of the Company's grape requirements is met through its own vineyards. The remaining grape requirements are met through purchases of available grapes from California growers.

     The Company uses pesticides and other hazardous substances in the operation of its business. If hazardous substances are discovered on, or emanate from, any of the Company's properties, and their release presents a threat of harm to public health or the environment, the Company may be held strictly liable for the cost of remediation. Payment of such costs could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company maintains various general liability insurance policies, the Company's insurance may not cover such perils, may not be adequate, or may not continue to be available at a price or on terms satisfactory to the Company. The Company is not aware of any such issues at this time which could have a material impact on the Company's financial position or results of operations.

     El Nino

     The heavy spring rains experienced during the first half of 1998 as a result of the weather phenomenon commonly referred to as "El Nino", have resulted in colder and wetter soils than is typical during California's grape growing season. Consequently, California vines are experiencing a delay in flowering and fruit setting, which is expected to postpone the harvesting of such grapes by approximately three to four weeks. At this time, it is too early to assess, and there is currently no indication, whether the Company's 1998 harvest will be affected by El Nino in terms of quantity or quality.

     Marketing and Distribution

     The Company's wines are positioned in the higher end of the premium category (wines selling over $3 per bottle at retail.) The table below presents the price positioning of its labels across those categories:

[The following descriptive data is supplied in accordance with Rule 30(d) of regulation S-T]

                        Pricing by Premium Segments (1)

Acacia                          $15.00    $40.00
Canoe Ridge Vineyard            $12.50    $18.00
Carmenet                        $13.50    $40.00
Chalone Vineyard                $18.00    $45.00
Edna Valley Vineyard            $15.00    $23.00
Echelon                         $12.00    $14.50
Ch. Duhart-Milon                $25.00    $40.00

(1)Super-ultrapremium is a segment not generally used by the trade, but which the Company recognizes.

     The Company sells its wines through direct sales, independent distributors, brokers and its mailing list. These wines are then marketed through specialty wine shops and grocery stores, selected restaurants, hotels and private clubs across the country, in certain overseas markets and, in limited quantities, directly from its wineries. The Company relies primarily on word-of-mouth recommendations, wine tastings, articles in various publications and Company-sponsored promotional activities in order to increase public awareness of its wines.

     Sales Outside California

     The Company's wines are marketed outside California in 49 states and the District of Columbia, Puerto Rico, and internationally in Bermuda and other Caribbean islands, Canada, England, continental Europe, Hong Kong and Japan by independent distributors. In 1993, the Company established a sales and marketing division, operating as Chalone Wine Estates, to supervise and coordinate this segment of the Company's business, as well as the custom brands operations under which the Company produces wines under the purchaser's brand. The Company employs a number of regional sales managers who work directly with the distributors in the particular region and their customers.

     Sales Within California

     Sales and the marketing of all of the Company's wines within California, including custom brands, have historically been made both through the Company's own sales force and through a wholesale marketer, who acts in the capacity of a broker. Starting with the upcoming fiscal year (year ending March 31, 1999), the Company expects to use a wholesale marketer for all California sales.

     The Company offers its reserve wines, older wines and other special wines to its approximately 12,000 shareholders, as well as to other consumers, directly from its centralized distribution center by phone or mail order. The Company sends two major offerings to all mail-order customers each year and frequent additional catalogs exclusively to and for our shareholders. Due to restrictions on direct retail sales of wines under the laws of other states, the Company confines direct mail shipments to purchasers with addresses in California and approximately ten other states which have reciprocal cross-sale arrangements with the State of California.

     Case Sales by Method of Distribution

     The following table sets forth case sales by the Company by distribution method for the year ended March 31, 1998 and calendar years 1996 and 1995.

                                                        Year ended
                                                          March 31,                           Year ended December 31,
                                                   -----------------------      ----------------------------------------------------
                                                            1998                         1996                          1995
                                                   -----------------------      -----------------------      -----------------------
                                                   Number of       % of         Number of       % of         Number of       % of
                                                     Cases         Total          Cases         Total         Cases          Total
                                                   ----------    ---------      ----------    ---------      ----------    ---------
Independent distributors
      United States                                 144,328            45%       121,403            41%       108,831            40%
      International                                  12,306             4%        12,574             4%         8,457             3%
                                                    -------       -------        -------       -------        -------       -------
          Total distributors                        156,634            49%       133,977            45%       117,288            43%
                                                    -------       -------        -------       -------        -------       -------
Company direct
      California wholesale                           93,418            29%        85,378            29%        70,330            26%
      Custom brands                                  46,840            15%        52,233            17%        63,442            24%
      Catalog and winery retail                      25,639             7%        27,454             9%        19,247             7%
                                                    -------       -------        -------       -------        -------       -------
          Total Company direct                      165,897            51%       165,065            55%       153,019            57%
                                                    -------       -------        -------       -------        -------       -------
          Total                                     322,531           100%       299,042           100%       270,307           100%
                                                    =======       =======        =======       =======        =======       =======


     Centralized Administration and Warehousing

     The Company's wineries are all supported by a leased 11,500 sq. ft. central office located in Napa County, California, at the Napa Airport Business Park. In addition to housing the Company's central executive office, it serves as a central distribution center from which all of the Company's wines are stored prior to shipping into local markets. The Company also rents separate warehouse facilities as needed in local markets, and occasionally permits storage of third party wines in portions of its Napa warehouse for a fee. The lease has a 15-year initial term expiring in November 2008, with a five-year extension option.

     Competition

     The wine industry is highly competitive. In a broad sense, wines may be considered to compete with all beverages, including non-alcoholic beverages. However, the Company believes that its primary competitors, with the recent addition  of  Echelon  wines  in April of 1998,  consist  of  approximately  200 wineries in California, as well as a number of wineries in Washington and Oregon, which produce wines in the premium-priced segment of the table wine market. The Company's wines, including the wines of DBR and others distributed by the Company, also compete with imported wines, particularly those from the Burgundy and Bordeaux regions of France and, to a lesser extent, those of Italy, Chile and Australia.

     The Company believes that the principal competitive factors in its wine industry segment are label recognition, product quality, price, and consumer taste. Increased plantings of vineyards occurred in the past few years throughout California in order to meet the growing wine demand. As these vineyards yield increasingly large harvests, and the supply and availability of grower-produced grapes increases, price competition in the wine industry is expected to increase proportionately. The Company believes it generally competes favorably with respect to all other factors mentioned above. As production from all of its wineries continues to increase, however, the Company's future sales may be adversely affected by such factors, as well as competition from new market entrants.

     Employees

     On March 31, 1998, the Company had 117 full-time employees, of which 50 were involved in grape growing and winemaking and 67 were in sales and administration. During the spring and summer, the Company adds approximately 11 to 16 part-time employees for vineyard care and maintenance and 70 to 90 part-time employees for the spring bottling. In the autumn, up to 50 additional part-time employees are hired for the grape harvest and another 15 for winery work. The Company's hiring and employment policies for both full-time and part-time employees are believed to comply with all relevant laws, including immigration laws.

     None of the employees of the Company (including its subsidiary and joint ventures) are represented by a union. The Company believes that its wage rates and benefits are competitive and that its relations with the Company's employees are excellent.

     Regulation; Permits and Licenses

     The production and sale of wine are subject to extensive regulation by various federal and state regulatory agencies, which requires the Company to maintain various permits, bonds and licenses.

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

     The Company's wines are subject to a federal excise tax (since January 1, 1991, at the maximum rate of $1.07 per gallon), payable at the time of shipment to customers, and varying state excise taxes.

     Trademarks

     CHALONE VINEYARD, CARMENET and ACACIA "A" logo are federally registered trademarks owned by the Company. EDNA VALLEY VINEYARD is a federally registered trademark owned by Paragon and licensed exclusively to the Edna Valley Vineyard Joint Venture. CANOE RIDGE is a federally registered trademark owned by Canoe Ridge Vineyard, LLC. These marks are also registered in Japan, with the Japanese Patent Office. These federally registered trademarks, and other common-law trademarks, including, but not limited to "Echelon", are of significant importance to the Company's business as label and brand recognition are important means of competition within the wine industry.

     Shareholder Benefits

     Shareholders of the Company are entitled to benefits which are not provided to other mail-order customers at large. Certain wines of limited production are offered only to shareholders. Beneficial owners of 100 shares or more of the Company's common stock are entitled to a 20%-30% discount from suggested retail prices on all mail-order or other direct purchases from the Company. The Company has also provided annual discounts to shareholders based on their shareholdings in the form of a "Wine Dividend Credit", which allows shareholders owning 100 or more shares to receive a credit towards the purchase of wines during the duration of the program. The Wine Dividend Credit may be used for up to 50% of the wine value of an order and is generally offered in the fall of each year. In the year ended March 31, 1998, the credit amount was $.12 per share, while it was $.12 and $.11 per share in each of the years ended December 31, 1996 and 1995, respectively. The Company also offers to shareholders, at the shareholders' expense, travel programs to various wine-growing regions of the world. In the past, the Company has provided travel programs to France, Chile, Australia, Portugal, South Africa, Italy and New Zealand. Additionally, each spring, shareholders are invited to attend the Company's annual Shareholder Celebration. For a nominal fee, attendees attend an all-day wine tasting, auctions and luncheon, which typically is held in the spring on the grounds of the Chalone Vineyard in Solano County, California. In 1998, approximately 1500 shareholders (and guests thereof) from 38 states and 4 foreign countries attended the luncheon, which featured tastings of all of the Company's new wines, most of its best wines, and a sumptuous luncheon.

     Seasonality

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations below for a discussion of the seasonal nature of the Company's business.

Item 2. Properties.

     The Company's principal winemaking activities are conducted at five locations, four in California and one in eastern Washington. The following table shows the producing acreage, by grape variety, at the various vineyards owned, in whole or in part, by the Company, and vineyard acreage currently in development, and the remaining undeveloped acreage suitable for future planting.
Acreage listed as "Developing and replanted" may consist of acreage which was unplanted, or previously producing acreage which has been, or presently is, being replanted.

                                                                                                    At March 31, 1998
                                                                                   -------------------------------------------------
                                                                                                 Developing
                                                                                   Producing    & replanted   Unplanted        Total
                                                                                   ---------    -----------   ---------        -----
Chalone Vineyard:
      Chardonnay                                                                      110            32           --            142
      Pinot Noir                                                                       43            60           --            103
      Pinot Blanc                                                                      30           --            --             30
      Chenin Blanc                                                                      8           --            --              8
      Other                                                                             2            19           --             21
      Unplanted                                                                       --            --            198           198
                                                                                     -----         -----         -----         -----
          Subtotal                                                                    193           111           198           502
                                                                                     -----         -----         -----         -----
Carmenet Vineyard:
      Cabernet Sauvignon                                                               19            32           --             51
      Cabernet Franc                                                                   15             8           --             23
      Merlot                                                                            4           --            --              4
      Chardonnay                                                                       14           --            --             14
      Other                                                                             1             6           --              7
      Unplanted                                                                       --            --              5             5
                                                                                     -----         -----         -----         -----
          Subtotal                                                                     53            46             5           104
                                                                                     -----         -----         -----         -----
Acacia Winery (including leasehold interest):
      Chardonnay, Viogner                                                              36             7           --             43
      Pinot Noir                                                                       15            37           --             52
      Unplanted                                                                       --            --              4             4
                                                                                     -----         -----         -----         -----
          Subtotal                                                                     51            44             4            99
                                                                                     -----         -----         -----         -----
Canoe Ridge Vineyard (including minority interest):
      Cabernet Sauvignon                                                               32            16           --             48
      Merlot                                                                           39            35           --             74
      Chardonnay                                                                       29           --            --             29
      Other                                                                           --              6           --              6
      Unplanted                                                                       --            --             26            26
                                                                                     -----         -----         -----         -----
          Subtotal                                                                    100            57            26           183
                                                                                     -----         -----         -----         -----
          Total Acreage                                                               397           258           233           888
                                                                                     =====         =====         =====         =====

     Chalone Vineyard(R)

     Chalone Vineyard(R) is located on approximately 950 acres in Monterey, California (of which 502 acres are plantable), approximately 1,500 feet above the floor of the Salinas Valley, in a viticultural area called "Chalone." The soil is composed of volcanic rock over a bed of limestone and is similar to the soil found in the Burgundy region of France. The elevation of the vineyard provides natural protection against frost. The area surrounding the vineyard has an average annual rainfall of 14 inches. The Company's water needs are supplemented by a reservoir and a well, which the Company believes will supply sufficient water for the vineyard's current and future needs.

     Chalone Vineyard was established in the early 1920s and is the oldest commercial vineyard in Monterey County. The Company has produced premium wines from the vineyard since 1969, when it acquired the vineyard from a former director of the Company, the late Richard H. Graff.

     The winery's property includes a tasting room, dining facilities for private parties and approximately 8,500 square feet of caves for barrel storage. The winery's current production capacity is 50,000 cases.

     The Company produces primarily Chardonnay and Pinot Noir at this facility and markets these wines under the "Chalone Vineyard" and "Gavilan" labels, although the production of further "Gavilan" vintages has been discontinued as of March 31, 1998.

     Carmenet(R) Vineyard

     Carmenet(R) Vineyard is located on approximately 300 acres in Sonoma County, California (of which 104 acres are plantable), located in the "Sonoma Valley" viticultural area. On July 31, 1996, a fire at the vineyard damaged approximately 75% of its producing acres. These acres were planted to Cabernet Sauvignon, Merlot and Cabernet Franc. The Company has replanted these acres with essentially the same varieties. See Item1, Business, Significant Events - Carmenet Fire.

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

     In March of 1998, the Company purchased 22 acres of prime vineyard land in the heart of Sonoma Valley. See Item 1, Business, Significant Events - Purchase of Vintage Lane Property. Located on Vintage Lane in Glen Ellen, the property includes a winery with a 1,200-ton crush capacity. The Company will use the winery's fermentation facility to expand production of Carmenet's Dynamite wines. Carmenet is located about seven miles away from the Vintage Lane facility. The Company anticipates using the property and winery as a red-wine production facility. The vineyard is currently planted with approximately one-third Cabernet Franc and two-thirds Chardonnay. Management intends to replant the Chardonnay to Merlot, as this later variety is an important ingredient in Carmenet's red-wine program and will thus provide Carmenet with estate Merlot grapes to use in its reserve wines. In addition to replanting the vineyard land, the Company also is planning to offer the facility for custom crushing beginning with the 1998 harvest, and to construct a barrel-storage warehouse on the property for use after the 1999 harvest.

     In addition to the production area, the winery holds a reception area, dining facilities for customers and guests, and 15,000 square feet of barrel caves. The barrel caves are bored into a solid rock hillside adjacent to the fermentation building and provide an ideal environment for aging wine in barrels without artificial temperature control. In the past, the winery had an annual production capacity of approximately 38,000 cases. However, with the addition of the Vintage Lane facility, the winery now has the ability to crush and ferment up to an additional 100,000 cases.

     The Company principally produces Bordeaux-style red and white wines at this winery and markets these wines under the "Carmenet" label.

     Edna Valley Vineyard(R)

     Paragon Vineyard is located on approximately 1,100 acres in San Luis Obispo County, California, in the "Edna Valley" viticultural area. The property is operated by Paragon Vineyard Company, which leases the winery to the Edna Valley Vineyard(R) joint venture (the "Joint Venture"). The Joint Venture is 50% owned by the Company and 50% owned by Paragon, subject to an agreement between the Company and Paragon entered into on January 1, 1991 as amended on December 27, 1996 (the "Edna Valley Agreement"). Pursuant to the terms of the Edna Valley Agreement, the Company is obligated to make certain substantial future payments in order to maintain its 50% ownership interest in the Joint Venture and to indefinitely extend its term, among other things. The Company, as the managing joint venture partner, manages and supervises the winery operations, and sells and distributes the wine.

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

     In 1996,  the  ground  lease was  amended to  provide  additional  land for planned expansion of the winery, which subsequently was expanded from approximately 24,000 square feet in size to over 32,000 square feet. This area includes 12,000 square feet of underground cellars for wine fermentation and aging in barrels. The expansion increased the annual production capacity from approximately 60,000 cases to over 100,000 cases. The expanded facility includes a tasting room and dining facilities for private parties.

     The wines produced at this facility are principally Chardonnay and Pinot Noir, which are marketed under the "Edna Valley Vineyard" label.

     Acacia Winery

     The Acacia Winery, and its related vineyards, are located on approximately 101 acres in Napa County, California, in both the "Carneros" and the "Napa Valley" viticultural areas. The Company owns the winery building and the winemaking equipment associated with the winery. The land on which the winery is located (the "Winery Parcel") and a 41-acre parcel of producing vineyard surrounding the winery complex (the "Marina Vineyard") are owned pursuant to a tenancy in common agreement: one half is owned by the Company and the remaining half is owned by Mr. and Mrs. Henry Wright (the "Wrights"). The Company leases the Wright's half-interest in the Winery Parcel and the Marina Vineyard pursuant to two long-term leases, which commenced retroactively as of January 1, 1988, and expire on December 31, 2017, subject to certain exceptions. The annual rent for the Marina Vineyard was $130,000 in the year ended March 31,1998, subject to an annual increase determined according to a formula based on premium quality Carneros District Chardonnay prices.

     Pursuant to the terms of the tenancy in common agreement, the Wrights have the ability at any time to offer their half-interest in the Winery Parcel and the Marina Vineyard to the Company, and, if the Company declines the offer, to list the entire property for sale to a third party.

     The Marina Vineyard is planted entirely to Chardonnay grapes on low rolling hills in well-drained clay-loam soil. The majority of the vines was planted in the mid-1970s, although significant replanting on new root stock was undertaken in the early 1980s. The vineyard is not frost protected, but to date has not experienced any significant losses due to frost damage. The average annual rainfall is 22 inches. The vineyard is irrigated from a reservoir located on the property.

     Additionally, the Company owns two vineyards contiguous to the Marina Vineyard. These vineyards are planted to Pinot Noir, with fifteen acres producing and 45 acres under development (for a total of 101 acres; 15 + 45 + 41 for the Marina Vineyard, of which 99 acres are plantable). These vineyards have their own reservoir, which the Company believes has sufficient capacity to meet the vineyards' present and future irrigation needs.

     The winery has a production capacity of approximately 50,000 cases. The wines produced at the winery are principally Chardonnay and Pinot Noir, which are marketed under the "Acacia" and "Caviste" labels, although the production of further "Caviste" vintages has been discontinued as of March 31, 1998. The Acacia "A" logo is a federally registered trademark.

     Canoe Ridge(R) Vineyard Properties

     The Canoe Ridge(R) Vineyard is located in eastern Washington state, on the eastern slope of the Canoe Ridge, overlooking the Columbia River at an altitude of approximately 800 feet. The vineyard is in the "Columbia Valley" viticultural area. Of the vineyard's approximately 275 acres (of which 183 acres are plantable), a total of 100 acres of which are now planted, in roughly equal proportions of Chardonnay, Merlot and Cabernet Sauvignon grapes. Although temperatures during the winter months can fall below freezing, the vineyard's altitude and easterly exposure, coupled with the Company's viticultural practices, are believed to reduce the potential for freeze damage. The grapevines are grown in well-drained, sandy-loam soil. The vineyard is irrigated with water from the Columbia River under an agreement with an adjoining farm and has an average annual rainfall of 6 inches. The vineyard is owned by Canoe Ridge Vineyard, LLC, a limited liability company in which the Company holds a 50.5 % interest (the "LLC"). The Company holds 25% of the membership interest of the LLC directly and 25.5% indirectly, through a wholly owned subsidiary of the Company.

     The winery associated with the vineyard is located in a recently renovated historic building in downtown Walla Walla, Washington, which originally served as the engine house for the Walla Walla Valley Railroad. The LLC leases the winery building pursuant to a five-year lease agreement, which commenced in July of 1994 and is subject to renewal for two five-year terms. The monthly rent is $1,600 on a triple net basis for the first five-year term, subject to adjustment upon renewal of the lease. An additional 900 square foot building, serving as an office and tasting room, was constructed in 1996. The rent will be adjusted during the first renewal period to reflect the cost of this addition. The winery has an annual production capacity of approximately 27,000 cases, and produces primarily Chardonnay, Merlot and small amounts of Cabernet Sauvignon.

     Duhart-Milon

     Duhart-Milon is located in the Medoc region of Bordeaux, France, in the town of Pauillac. The Company holds a 23.5% interest in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"), while the remaining 76.5% interest is owned by DBR. The property consists of approximately 166 acres of producing vineyards, contiguous to the vineyards of Chateau Lafite-Rothschild, and its related winemaking facilities. In 1855, the French Government classified the top 62 wine-producing estates in the Medoc region, choosing from over 400 such estates. These top 62 estates were further classified into five "growths," based on their perceived quality. "First growth" was considered the best. Under this classification system, Duhart-Milon is rated a "fourth growth" estate. The average annual production in recent years has been approximately 35,000 cases. The wine is sold under the "Chateau Duhart-Milon" and "Moulin de Duhart" labels.


Item 3. Legal Proceedings.

     There are no material legal proceedings pending to which the Company or either of the Joint Ventures is a party nor to which any property of any of the foregoing is subject. With the exception of the possible litigation arising out of the Carmenet fire (see Item 1, Business, Significant Events - Carmenet Fire), the Company's management knows of no other action being contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report.

Executive Officers of the Registrant

         The following persons were executive officers of the Company as of March 31, 1998.

     Name                       Position(s)                                Age
     ----                       -----------                                ---
     W. Philip Woodward(1)      Chief Executive Officer                     58
                                and Director

     Thomas B. Selfridge(1)     President and Director                      54

     William L. Hamilton        Executive Vice President, Chief             53
                                Financial Officer, Secretary,
                                and Director

     Larry M. Brooks            Executive Vice President, Winegrowing       47

     Robert B. Farver           Vice President, Sales and Distribution      42


   b.Business Experience of Executive Officers

     W. Philip Woodward. Mr. Woodward is a co-founder of the Company and has served as the Company's Chief Executive Officer since 1974. He has been a director of the Company since 1972 and its chairman since 1997 and he is a member of the Board Executive Committee. He joined the Company as Vice President and Chief Financial Officer in 1972 and in December of 1974 became its President and Chief Executive Officer. He continued as Chief Financial Officer until October of 1983. Mr. Woodward is a director of Domaines Barons de Rothschild (Lafite) ("DBR"), the Northern Trust Company of California, and Hog Island Oyster Company, Inc., and President and a director of the Marin Theatre Company. He is also a board member of the Wine Institute and the American Vintners' Association.

     Thomas B. Selfridge. Mr. Selfridge joined the Company as President in January 1998. He was appointed to the Company's Board of Directors in May 1998 and is a director of Edna Valley Vineyard and Canoe Ridge Winery. He also serves as an ex officio member of the Company's Executive Committee. On July 1, 1998, Mr. Selfridge is expected to assume the title of Chief Executive Officer of the Company and become a member of the Board's Executive Committee. Prior to joining the Company, Mr. Selfridge was Executive Vice President of Kendall-Jackson Winery, Ltd. Since joining Kendall-Jackson in 1990 as Vice President of Production, he had wide ranging responsibilities over the areas of brand marketing, creative services, hospitality, public relations, winemaking, bottling, grower management, quality control and warehouse operations. In all, Mr. Selfridge has over 25 years experience in the wine industry, initially as a winemaker at Beaulieu Vineyard where he became president in 1983. He holds a Master's Degree in enology from San Francisco State University and he has done doctoral studies at the University of Pennsylvania's Wharton School of Business.

     William L. Hamilton. Mr. Hamilton has served the Company as Executive Vice President and Chief Financial Officer since 1990 and 1986, respectively. He was also a director of the Company from 1986 to May 1998. In November of 1986, his title was changed to Vice President, Finance and Administration, and he was also appointed Assistant Secretary. In February of 1996 he was appointed Secretary. Mr. Hamilton resigned effective July 1, 1998 to pursue other interests. He also serves as a trustee of the Marin Community Foundation.

     Larry M. Brooks. Mr. Brooks was appointed Executive Vice President, Winegrowing in 1997. Mr. Brooks joined the Company following the acquisition of Acacia Winery in 1986, where he had been the Winemaker since Acacia's founding in 1979. In 1992 his title was changed to include Managing Director and Winemaker of Acacia Winery. In 1993 his title was changed to include Vice President - Production.

     Robert B. Farver. Mr. Farver has served the Company as Vice President, Sales and Distribution since 1996. Since joining the Company in 1990, he has served as the Regional Sales Manager for the Northeast United States. In 1994 his title was changed to Director of National Sales and Marketing.

----------------
(1) As of July 1, 1998, Mr. Woodward is expected to relinquish the title of Chief Executive Officer. Mr. Selfridge has been designated as his successor in this post.

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

                       Quarter ended           High     Low
                       -------------           ----     ---
                       March 31, 1998          11.75   10.13
                       December 31, 1997       12.00    9.75
                       September 30, 1997      12.75   10.50
                       June 30, 1997           12.75   10.50
                       March 31, 1997          12.00   10.00
                       December 31, 1996       12.00    9.25
                       September 30, 1996      10.00    8.00
                       June 30, 1996           11.13    8.88
                       March 31, 1996          10.50    9.00


     On June 15, 1998, the closing price for the common stock was $11.00 per share. During the year ended March 31, 1998, the average weekly trading volume of the stock was approximately 2,400 shares.

   b. Holders of Record.

     As of June 15, 1998, there were approximately 5,202 holders of record of the Company's common stock.

   c. Dividends.

     The Company has not paid any cash dividends and does not anticipate declaring or paying cash dividends in the immediate future.

     Under the terms of the Company's 5% Convertible Subordinated Debentures, which are redeemable in their entirety (unless sooner converted) not later than April 19, 1999, the Company is restricted from paying dividends in excess of 50% of its aggregate net income.

Item 6. Selected Financial Data.

     The following selected consolidated financial data for the year ended March 31, 1998 and the years ended December 31, 1996, 1995, 1994 and 1993 are derived from the audited consolidated financial statements of the Company. The financial data for the twelve months ended March 31, 1997, 1996 and 1995, however, are derived from the unaudited consolidated financial statements of the Company and are furnished with a view to providing the reader with comparative results for the prior twelve-month periods which coincide with the Company's current fiscal year-end (March 31). This data should be read in conjunction with the financial statements and notes thereto included at Item 8 of this Report.

                             SELECTED FINANCIAL DATA
                      (in thousands except per-share data)

                                                                                       Year ended December 31,
                                                                        -----------------------------------------------------------
                                                                          1996            1995              1994             1993
                                                                        --------         --------         --------         --------
Statement of Operations Data:
    Net revenues                                                        $ 31,044         $ 25,032         $ 20,515         $ 17,824
    Gross profit                                                          12,375            8,792            7,504            6,395
    Other revenues from operations                                           107               20             --               --
    Selling, general and administrative expenses                           6,283            5,374            4,633            4,432
    Operating income                                                       6,200            3,438            2,870            1,963
    Other income/(expense), net                                           (1,925)          (2,701)          (2,561)          (2,482)
    Equity in net income of Duhart-Milon                                     304               74             --               --
    Minority interest                                                       (621)            (357)            (188)            (372)
    Net earnings (loss)                                                 $  2,339         $    207         $     20         $   (691)

    Earnings (loss) per common share                                    $   0.29         $   0.04         $   --           $  (0.16)

Balance Sheet Data:
    Working capital                                                     $ 23,504         $ 22,072         $ 17,136         $ 15,291
    Total assets                                                          80,179           72,569           72,225           71,921
    Long-term obligations less current maturities                         17,837           13,511           26,425           27,387
    Shareholders' equity                                                  43,246           41,382           24,199           22,698


                                                                                         Year ended March 31,
                                                                        -----------------------------------------------------------
                                                                          1998            1997              1996             1995
                                                                        --------         --------         --------         --------
Statement of Operations Data:
    Net revenues                                                        $ 36,755         $ 31,188         $ 25,987         $ 20,710
    Gross profit                                                          16,216           12,811            9,243            7,530
    Other revenues from operations                                           303              107               20             --
    Selling, general and administrative expenses                          (8,147)          (6,466)          (5,442)          (4,754)
    Operating income                                                       8,372            6,452            3,801            2,776
    Other income/(expense), net                                           (1,857)          (1,789)          (2,429)          (2,584)
    Equity in net income of Duhart-Milon                                     341              281              126             --
    Minority interest                                                     (1,125)            (681)            (387)            (156)
    Net earnings (loss)                                                 $  3,410         $  2,520         $    600         $    (26)

    Earnings (loss) per common share                                    $   0.41         $   0.31         $   0.10         $   --

Balance Sheet Data:
    Working capital                                                     $ 27,794         $ 24,283         $ 22,023         $ 16,680
    Total assets                                                          90,294           75,859           68,973           70,299
    Long-term obligations less current maturities                         18,124           18,379           13,415           26,339
    Shareholders' equity                                                  50,405           42,835           41,098           23,931

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Introduction

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes presented at
Item 8 of this report and in conjunction with the Selected Financial Data presented under the preceding Item 6.

     Forward Looking Statements

     From time to time, information provided by the Company, statements made by is employees or information included in its filings with the Securities and Exchange Commission (including the Form 10-K) may contain statements which are not historical facts, so called "forward looking statements" which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the terms "anticipates", "expects", "estimates", "intends", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to projections or predictions about the Company's future investment in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; and (v) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company. Each of these factors, and others about the Company, the premium wine industry and general business and economic conditions, is discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     Change in Fiscal Year-End

     Effective with the fiscal year ending March 31, 1997, the Company changed its fiscal year from one ending on December 31 to one ending on March 31. Accordingly, the Company reported a three-month transition period ending March 31, 1997. The Company determined that the nature of its business cycle, with typically heavy sales activity towards the end of the calendar year, coupled with the fall harvest of its grapes, created difficulty in efficient and effective planning and budgeting on a calendar year basis. A fiscal year ending March 31 occurs at the end of what is historically the least active quarter with respect to sales activity and operations in the production of wine.

     The Company elected to file audited financial statements for the transition period referred to above. In accordance with applicable regulations, this Report includes consolidated balance sheets as of March 31, 1998 and December 31, 1996 and consolidated statements of operations for the twelve months ended March 31, 1998 and December 31, 1996 and 1995, respectively. With a view to providing comparative information which more effectively highlights significant trends in the Company's financial condition and results of operations, this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial information for the twelve-month periods ending March 31, 1998 and March 31, 1997, unless otherwise indicated. See Item 6, Selected Financial Data for schedule discussed herein.

     Results of Operations

     The following table represents financial data as a percentage of net revenues for the indicated periods:

                                                   Year ended March 31,                    Year ended December 31,
                                                ------------------------------      ------------------------------------
                                                1998         1997         1996      1996       1995      1994       1993
                                                ----         ----         ----      ----       ----      ----       ----
 Net revenues                                    100%         100%         100%      100%       100%      100%       100%
 Gross profit                                     44%          41%          36%       40%        35%       37%        36%
 Other revenues from operations                    1%           0%           0%        0%         0%        0%         0%
 Selling, general and admin. expenses             22%          21%          21%       20%        21%       23%        25%
 Operating income                                 23%          21%          15%       20%        14%       14%        11%
 Other income (expense)                           (5%)         (6%)         (9%)      (6%)      (11%)     (12%)      (14%)
 Equity in net income of Duhart-Milon              1%           1%           0%        1%         0%        0%         0%
 Minority interest                                (3%)         (2%)         (1%)      (2%)       (1%)      (1%)       (2%)
 Net earnings (loss)                               9%           8%           2%        8%         1%        0%        (4%)

     Wine Sales

     Net revenues for the year ended March 31, 1998 increased approximately 18% over the comparable period in the preceding year. This increase was due to a 9% increase in the number of cases, as well as a similar 8% increase in the average sales price per case.

     Net revenues for the year ended March 31, 1997 increased by 20% over the prior year comparable period. This increase was due to both unit and price increases at all five wineries and in the imported wines distributed by the Company.

     Unit sales in the California market have remained relatively flat over each of the three years ended March 31, 1998, 1997 and 1996 (excluding custom brands) and comprise 29% of total unit sales for the year ended March 31, 1998. Although California is the largest market for the Company (no single market outside of California accounted for more than 10% of total sales in these years), management believes that increased unit sales in markets outside of California continue to account for most of future revenue growth.

     Gross Profit

     Gross profit for the year ended March 31, 1998 increased by approximately 27%, or $3.4 million over the comparable period in the preceding year, resulting primarily from the increases in sales quantities and sales price per case mentioned above, combined with a relatively low 2% increase in cost of sales per case.

     Gross profit for the year ended March 31, 1997 was $12.8 million as compared to $9.2 million in the year ended March 31, 1996. For those two periods, gross profit as a percent of net revenues for the year increased to 41% for the year ended March 31, 1997 from 36%. This increase in gross profit is attributable to both an 11% increase in unit sales, as well as price increases across all brands and a shift in the product mix of wines sold to higher margin wines.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the year ended March 31, 1998 increased by 26% over the comparable period in the preceding year. This increase is primarily the result of planned increases in marketing expenditures.

     Selling, general and administrative expenses for the year ended March 31, 1997 increased approximately 19% from prior comparable period. This increase was largely due to increased selling and marketing costs associated with increased unit sales. Selling, general and administrative expenses as a percentage of sales for each of the two years ended March 31, 1997 and 1996 remained flat at 21% for the comparable period in 1995, due to expenses increasing at a slower rate than sales during that period.

     Operating Income

     Operating income for the year ended March 31, 1998 increased by 30% over the comparable period in the preceding year. This increase was due to higher unit sales and gross margins per case as discussed above. Additionally, crushing fees received from third party wineries has consistently increased over the past three years, and comprised 4% of the operating income for the year ended March 31, 1998 compared to 2 % in the prior comparable period.

     Operating income for the year ended March 31, 1997 increased 70% over the prior comparable year. This increase was due to higher sales, increased gross margins, and lower selling, general and administrative expenses as a percentage of sales, all discussed above.

     Other Income/(Expense), Net

     The increase of 4% in net other expense between the years ending March 31, 1998 and 1997 was primarily driven by a 6% increase in net interest expense, due to slightly higher borrowing levels.

     Interest expense for the year ended March 31, 1997 decreased to $1.8 million, a decrease of 28% from $2.5 million in the prior comparable period. This was made possible by the conversion of $12.4 million of convertible debentures to equity in November of 1995 and the reduction of short-term borrowings resulting from $4.5 million in new equity received at the same time.

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

     The Company's 23.5% equity interests in Duhart-Milon's net income for the years ending March 31, 1998 and 1997 were $341,000 and $281,000, respectively. This increase of 21% is primarily attributable to exceptionally strong demand for the Bordeaux wines and corresponding increases in prices of the wines.

     Minority Interest

     The Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") individual financial statements are consolidated in full within the Company's financial statements. The interest in the net earnings of EVV and CRV which thus belongs to parties other than the Company is accounted for as "minority interest". This "minority interest" in earnings (losses) of these ventures for the three years ended March 31, 1998 consisted of the following (in thousands):

                                                                                                       Year ended March 31,
                                                                                      Minority    ----------------------------------
Venture                                       Minority Owner                          Percent      1998           1997         1996
-------                                       --------------                          -------     ------        ------        ------
Edna Valley Vineyard                          Paragon Vineyard Co., Inc.               50.00%     $  906        $  570        $  371
Canoe Ridge Vineyard, LLC                     Various                                  49.50%        219           111             7
CanoeCo Partners                              CRVI                                     50.00%       --            --               9
                                                                                                  ------        ------        ------
                                                                                                  $1,125        $  681        $  387
                                                                                                  ======        ======        ======


     The minority interest in earnings for the year ended March 31, 1998 increased 65% over the comparable period ended March 31, 1997, due to steadily improving performance at both EVV and CRV primarily as a result of increases in gross margins per case.

     The minority interest in earnings for EVV for the year ended March 31, 1997 represents an increase of 54% from the prior comparable period. Similarly, the minority interest for CRV increased significantly. Both increases were due to improved performance at both EVV and CRV.

     Company management believes that EVV and, to a lesser degree CRV, will both continue to contribute significantly to the Company's consolidated income statement.

     Net  Earnings

     Net earnings for the year ended March 31, 1998 was $3.4 million, an increase of 35% over the comparable year ended March 31, 1997, primarily as a result of increased sales revenue, as discussed above.

     Net earnings for the year ended March 31, 1997, were $2.5 million compared to $600,000 in the year ended March 31, 1996. This 317% increase reflects increased unit sales at higher gross margins, lower interest expense and lower selling, general and administrative expenses as a percentage of sales, all of which are discussed above.

     Seasonality

     The Company's wine sales from quarter to quarter are highly variable due to, among other things, the timing of the release of wines for sale and changes in consumer demand. Sales are typically highest during the fourth quarter because of heavy holiday sales and because most wines are released around the end of the third and beginning of the fourth quarters.

     Year 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to determine the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations causing disruptions of operations, including, among other things, temporary inefficiencies in processing transactions, sending invoices, or engaging in similar normal business activities.

     The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures. While the Company believes it is doing everything technologically possible to assure Year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company also recognizes that any Year 2000 compliance failures could result in additional expenses to the Company, the materiality of which cannot be predicted at this time.

     Liquidity and Capital Resources

     The Company's working capital increased $3.5 million during the year ended March 31, 1998 to $27.8, primarily as a result of increased inventory levels as of March 31, 1998, in light of anticipated increased sales activity for the upcoming year. As of January 1998, the Company obtained an increase of $2 million to $18.3 in aggregate available bank lines of credit, of which $11.0 million was outstanding as of March 31, 1998. These lines are secured by substantially all of the Company's inventory and accounts receivable, bear interest at LIBOR plus 1.0% and mature in June, 1999 at which time Management expects to renew the lines for one to two years.

      The Company's cash and cash equivalents totaled $207,000 as of March 31, 1997, up from $2,000 as of March 31, 1996. As of March 31, 1997, the Company also had bank lines of credit in the aggregate amount of $16.3 million available, of which $7.8 million was outstanding, as compared to $7.9 million outstanding as of March 31, 1996.

     Wine sales have historically provided sufficient revenues to sustain the Company's on going operational requirements except during grape harvesting, when the Company has relied on short-term borrowings to finance grape purchases and the increased seasonal payroll. Major capital projects such as expansion of facilities or acquisition of vineyards have been funded with debt and equity issues and bank borrowings. For example, the Company invested approximately $4,600,000 in the year ended March 31, 1997 for the expansion of the facilities at Edna Valley Vineyard and the vineyards at Acacia and Chalone Vineyard, all of which were funded with long-term borrowings.

     Future capital commitments include general vineyard development at all of the Company's vineyards, as well as the planned building of a barrel-storage facility on the site of the recently purchased Vintage Lane property. Management intends to fund such projects with additional bank borrowings and the proceeds obtained from the exercises of warrants which occurred in March and April of 1998 (see discussion below), as well as from the anticipated settlement with PG&E. See Item 1, Business, Significant events - Carmenet Fire.

     The Company recently received net proceeds of $5.8 million ($4.8 million in March 1998, and $1 million in April 1998) from the issuance of 828,571 shares of its common stock upon the exercise by the principal holders of all the Company's outstanding $7.00 warrants issued on March 29, 1993 (the "Warrants"), which it anticipates using for the reduction of existing short-term indebtedness, working capital and the foregoing capital projects.

Item 8. Financial Statements and Supplementary Data.


                          THE CHALONE WINE GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets ....................................   21
           Consolidated Statements of Operations ..........................   22
           Consolidated Statements of Changes in Shareholders' Equity .....   23
           Consolidated Statements of Cash Flows ..........................   24
           Notes to Consolidated Financial Statements .....................   25

INDEPENDENT AUDITORS' REPORT ..............................................   38

                                                    THE CHALONE WINE GROUP, LTD.

                                                     CONSOLIDATED BALANCE SHEETS
                                                     (All amounts in thousands)

                                                                ASSETS

                                                                                                    March 31,           December 31,
                                                                                                      1998                  1996
                                                                                                    --------               --------
Current assets:
     Cash and cash equivalents                                                                      $  2,232               $    207
     Accounts receivable, less allowance for doubtful
         accounts of $92 and $71, respectively                                                         6,597                  7,003
     Notes receivable                                                                                    197                     78
     Other receivables                                                                                  --                      419
     Note receivable from officer                                                                         65                   --
     Inventory                                                                                        34,277                 29,905
     Prepaid expenses                                                                                    450                    229
     Deferred income taxes                                                                                14                    104
                                                                                                    --------               --------
         Total current assets                                                                         43,832                 37,945
Investment in Chateau Duhart-Milon                                                                     9,480                 11,614
Notes receivable, long-term portion                                                                      130                    492
Property, plant and equipment - net                                                                   30,131                 24,120
Goodwill and trademarks - net                                                                          6,473                  5,618
Other assets                                                                                             248                    390
                                                                                                    --------               --------
              Total assets                                                                          $ 90,294               $ 80,179
                                                                                                    ========               ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                                       $  3,425               $  6,051
     Bank lines of credit                                                                             10,952                  6,494
     Other short term debt                                                                               952                   --
     Current maturities of long-term obligations                                                         709                    536
     Income tax payable                                                                                 --                    1,360
                                                                                                    --------               --------
         Total current liabilities                                                                    16,038                 14,441
Long-term obligations, less current maturities                                                         9,624                  9,337
Convertible subordinated debentures                                                                    8,500                  8,500
Deferred income taxes                                                                                  2,049                  1,209
                                                                                                    --------               --------
              Total liabilities                                                                       36,211                 33,487
                                                                                                    --------               --------

Minority interest                                                                                      3,678                  3,446
Shareholders' equity:
    Common stock                                                                                      46,871                 41,674
    Retained earnings                                                                                  5,993                  2,273
    Cumulative foreign currency translation adjustment                                                (2,459)                  (701)
                                                                                                    --------               --------
              Total shareholders' equity                                                              50,405                 43,246
                                                                                                    --------               --------
              Total liabilities and shareholders' equity                                            $ 90,294               $ 80,179
                                                                                                    ========               ========

                                  The accompanying notes are an integral part of these statements.

                          THE CHALONE WINE GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)

                                           Year ended
                                             March 31,   Year ended December 31,
                                             --------     ---------------------
                                               1998         1996         1995
                                             --------     --------     --------
Gross revenues                               $ 37,651     $ 31,909     $ 25,810
    Excise taxes                                 (896)        (865)        (778)
                                             --------     --------     --------
Net revenues                                   36,755       31,044       25,032
Cost of wines sold                            (20,539)     (18,669)     (16,240)
                                             --------     --------     --------
    Gross profit                               16,216       12,375        8,792
Other revenues from operations                    303          107           20
SG&A expenses                                  (8,147)      (6,282)      (5,374)
                                             --------     --------     --------
    Operating income                            8,372        6,200        3,438
Other income (expense)
    Interest expense                           (1,872)      (1,844)      (2,779)
    Other, net                                     15          (81)          78
                                             --------     --------     --------
                                               (1,857)      (1,925)      (2,701)

Equity in Chateau Duhart-Milon                    341          304           74
Minority interests                             (1,125)        (621)        (357)
                                             --------     --------     --------
    Income before income taxes                  5,731        3,958          454
Income tax expense                             (2,321)      (1,619)        (247)
                                             --------     --------     --------
    Net income                               $  3,410     $  2,339     $    207
                                             ========     ========     ========

Net income per common share
    Basic                                    $   0.44     $   0.31     $   0.04
    Diluted                                  $   0.41     $   0.29     $   0.04

Average number of shares used
    in income per share computation
    Basic                                       7,786        7,641        5,300
    Diluted                                     8,409        8,169        5,300

        The accompanying notes are an integral part of these statements.

                                                    THE CHALONE WINE GROUP, LTD.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                     (All amounts in thousands)

                                                                Common Stock
                                                           ------------------------        Retained       Foreign
                                                           Number of                       Earnings/      Currency
                                                            Shares          Amount         (Deficit)     Translation        Total
                                                           --------        --------        --------      -----------       --------
Balance, December 31, 1994                                    4,961        $ 24,472        $   (273)                       $ 24,199
Sale of common stock - net                                      838           4,532                                           4,532
Conversion of convertible debentures                          1,769          12,384                                          12,384
Options exercised                                                28             169                                             169
Foreign currency translation adjustment                                                                   $   (108)            (108)
Net earnings                                                                                    207                             207
                                                           --------        --------        --------        --------        --------
Balance, December 31, 1995                                    7,596        $ 41,557        $    (66)       $   (108)       $ 41,383
                                                           --------        --------        --------        --------        --------
Sale of common stock                                              9              22                                              22
Options exercised                                                19              77                                              77
Profit Sharing                                                    2              18                                              18
Foreign currency translation adjustment                                                                        (593)           (593)
Net earnings                                                                                  2,339                           2,339
                                                           --------        --------        --------        --------        --------
Balance, December 31, 1996                                    7,626        $ 41,674        $  2,273        $   (701)       $ 43,246
                                                           --------        --------        --------        --------        --------
Sale of common stock                                              2              14                                              14
Options exercised                                                20              83                                              83
Profit Sharing                                                    7              70                                              70
Foreign currency translation adjustment                                                                        (888)           (888)
Net earnings                                                                                    310                             310
                                                           --------        --------        --------        --------        --------
Balance, March 31, 1997                                       7,655        $ 41,841        $  2,583        $ (1,589)       $ 42,835
                                                           --------        --------        --------        --------        --------
Sale of common stock                                             11              75                                              75
Warrants exercised                                              686           4,800                                           4,800
Options exercised                                                42             155                                             155
Profit Sharing                                                                                                                  --
Foreign currency translation adjustment                                                                        (870)           (870)
Net earnings                                                                                  3,410                           3,410
                                                           --------        --------        --------        --------        --------
Balance, March 31, 1998                                       8,394        $ 46,871        $  5,993        $ (2,459)       $ 50,405
                                                           ========        ========        ========        ========        ========

                                  The accompanying notes are an integral part of these statements.

                                                    THE CHALONE WINE GROUP, LTD.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (All amounts in thousands)

                                                                                     Year ended
                                                                                       March 31,          Year ended December 31,
                                                                                       --------          --------------------------
                                                                                         1998              1996              1995
                                                                                       --------          --------          --------
Cash flows from operating activities:
        Net earnings                                                                   $  3,410          $  2,339          $    207
        Non-cash transactions included in earnings:
            Depreciation                                                                  2,902             2,873             2,718
            Amortization                                                                    236               121               147
                Equity in net income of Chateau Duhart-Milon                               (341)             (304)              (74)
                Increase in minority interest                                             1,125               621               357
                Loss (gain) on sale of equipment                                              8                86               (15)
                Changes in:
                        Deferred income taxes                                               740               199                46
                        Accounts and other receivable                                    (2,653)               73            (2,136)
                        Distribution receivable                                             382              --                --
                        Inventory                                                        (4,860)           (1,831)            1,349
                        Prepaid expenses and other assets                                  (231)             (236)              103
                        Other receivables                                                  --                (419)             --
                        Accounts payable and accrued expense                              1,624             3,494              (148)
                                                                                       --------          --------          --------
                Net cash provided by operating activities                                 2,342             7,016             2,554
                                                                                       --------          --------          --------

Cash flows from investing activities:
                Capital expenditures                                                     (6,331)           (6,635)           (2,270)
                Proceeds from disposal of property and equipment                            105               362               146
                Net increase (decrease) in notes receivable                                 194                33              (602)
                Investment in Edna Valley joint venture                                  (1,050)             --                --
                Investment in Duhart-Milon                                                  363               156              --
                                                                                       --------          --------          --------
                Net cash used in investing activities                                    (6,719)           (6,084)           (2,726)
                                                                                       --------          --------          --------

Cash flows from financing activities:
        Net change under line of credit agreement                                         3,181            (3,745)           (3,635)
        Distribution to minority interest                                                  (638)             (200)             (376)
        Proceeds from issuance of long-term debt                                           --               8,894              --
        Repayment of long-term debt                                                      (1,210)           (5,823)             (556)
        Proceeds from issuance of common stock                                            5,030               117             4,701
                                                                                       --------          --------          --------
                Net cash provided by financing activities                                 6,363              (757)              134
                                                                                       --------          --------          --------
Net increase (decrease) in cash                                                           1,986               175               (38)
Cash at beginning of period                                                                 246                32                70
                                                                                       --------          --------          --------
Cash at end of period                                                                  $  2,232          $    207          $     32
                                                                                       ========          ========          ========

Other cash flow information:
        Interest paid                                                                     1,895             1,829             2,905
        Income taxes paid                                                                 2,610               397                81
Non-cash transactions:
        Conversion of convertible debentures to common stock                               --                --              12,384
        Investment in Edna Valley joint venture accrual                                    --               1,428              --
        Debt assumed in acquisition of real property                                      1,974               940              --
        Distribution receivable from Chateau Duhart-Milon                                  --                --                 432
        Profit sharing stock contribution                                                  --                  18              --

                                  The accompanying notes are an integral part of these statements.

                          THE CHALONE WINE GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND OPERATIONS

     The Chalone Wine Group, Ltd. produces and sells primarily super and ultra-premium quality table wines. The Company farms its estate-owned vineyards representing approximately 397 producing acres in Napa, Sonoma, Monterey counties of California and in eastern Washington state. Approximately 30% of its annual grape requirements is purchased from independent growers.

     The Company sells the majority of its products to wholesale distributors, restaurants, and retail establishments throughout the United States, Canada and Europe. Export sales account for approximately 4% of total revenue. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Domaines Barons de Rothschild (Lafite) ("DBR"), a French company, owns approximately 41% of the Company's outstanding common stock, and the Company is DBR's partner in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"), a Bordeaux wine-producing estate located in Pauillac, France.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     Change in Fiscal Year-End

     The Company changed its fiscal year from one ended on December 31 to one ended on March 31, effective with the fiscal year ending March 31, 1998. Accordingly, the Company reported a three month transition period ending March 31, 1997. See Note Q for financial data relating to the three-month period ended March 31, 1997.

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company, its 50% owned joint venture and its 50.5% owned subsidiary (Notes G and H, respectively), which are controlled and managed by the Company. All significant intercompany accounts and transactions have been eliminated as part of the consolidation process. Additionally, the Company has a 23.5% investment in Chateau Duhart-Milon which is accounted for using the equity method (Note F).

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

     Cash and Cash Equivalents

     Cash equivalents are highly liquid instruments purchased with original maturities of three months or less.

     Inventory

     Inventory is stated at the lower of cost or market. Cost for bulk and bottled wines is determined on an accumulated weighted average basis and includes grape purchases and supplies, farming and harvesting costs, winery and bottling costs. Growing crops consist primarily of farming costs, which are deferred and recognized when the related crop is harvested. Wine production supplies are stated at FIFO (first-in, first-out) cost. All bulk and bottled wine inventories are classified as current assets in accordance with recognized industry practice, although a portion of such inventories will be aged for periods longer than one year.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is provided for in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives. The straight-line method is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for income tax purposes.

     The range of useful lives used in computing depreciation is as follows:

                                                  Years
                                                  -----
                        Vineyard properties       5-35
                        Buildings and caves       15-80
                        Machinery and equipment   3-20


     Costs of planting new vines and ongoing cultivation costs for vines not yet bearing, including interest, are capitalized. Depreciation commences in the initial year the vineyard yields a commercial crop, generally in the third or fourth year after planting.

     Earnings per Share

     During the most recent fiscal year, the Company adopted Statement of Financial Accounting No.128 ("SFAS 128"), Earnings per Share, which requires dual presentation of two earnings per share ("EPS") amounts, basic EPS and diluted EPS, on the face of all income statements. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. As a result of the adoption of SFAS 128, earnings per share amounts for the years ended December 31, 1996 and 1995 have been restated to conform to the new standard. For all periods presented, the difference between basic and diluted earnings per share for the Company is the inclusion of dilutive stock options and stock warrants, the effect of which is calculated using the treasury stock method as shown below. The Company's convertible debentures are excluded from the computation, as these have had, and continue to have, an antidilutive effect.

     The following is a reconciliation of the figures used in deriving basic EPS and those used in calculating diluted EPS:


                               (in thousands, except per share data)

                                       Basic EPS                                    Diluted EPS
                                     ----------------                              ---------------
                                                    Effect of dilutive securities     Income
                                                    -----------------------------  available to
                                        Income                                         common
                                     available to                                  stockholders
                                        common                         Stock        and assumed
                                      stockholders      Warrants      options        conversion
                                     ---------------- ------------- -------------  ---------------
Year ended March 31, 1998:
    Income                              $ 3,410            --            --           $ 3,410
    Shares                                7,786           457           166             8,409
                                     ----------------                              ---------------
    EPS                                 $  0.44                                       $  0.41
                                     ================                              ===============

Year ended December 31, 1996:
    Income                              $ 2,339            --            --           $ 2,339
    Shares                                7,641           425           103             8,169
                                     ----------------                              ---------------
    EPS                                 $  0.31                                       $  0.29
                                     ================                              ===============

Year ended December 31, 1995:
    Income                              $   207            --            --           $   207
    Shares                                5,300            --            --             5,300
                                     ----------------                              ---------------
    EPS                                 $  0.04                                       $  0.04
                                     ================                              ===============


     Goodwill and Trademarks

     The excess of the purchase price paid over the net assets acquired is being amortized over 40 years on a straight-line basis. Trademarks are amortized over their estimated useful lives from the date they are put into use.

      The payments made to extend the life of the Edna Valley joint venture and acquire ownership of the continuing joint venture have been recorded as goodwill and are being amortized over 40 years beginning in January 1997 (see also Note
G).

     Accounting Estimates

     The presentation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses for the year. Actual results could differ from these estimates.

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

     Stock-based Compensation

     The Company has chosen to account for stock-based awards to employees using the intrinsic value based method in accordance with APB No.25, Accounting for Stock Issued to Employees.

     Forward Exchange Contracts

     The Company has only a limited involvement with forward exchange contracts and does not use them for trading purposes. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts or in income when the hedged transaction occurs. The Company had no forward exchange contracts outstanding as of March 31, 1998.

     Recently Issued Accounting Standard

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Management believes that this will have no significant impact on the Company's financial position or results of operations.

     SFAS No. 131, Disclosures about Segment Reporting of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows, and its effect, if any, will be limited to the form and content of its disclosures. This statement is effective for years beginning after December 15, 1997.

NOTE C - CARMENET FIRE

     As previously disclosed, on July 31, 1996 a wildfire damaged approximately 75% of the producing acreage at the Company's Carmenet Vineyard, located in Sonoma, California. Carmenet's winery structures and barrel inventory were untouched by the blaze and no people were injured. The damaged acreage was planted to Cabernet Sauvignon, Merlot and Cabernet Franc grapes used for estate bottled wines produced under the Carmenet label. Prior to the fire, Carmenet produced approximately 38,000 cases of wine annually (of which a significant proportion was estate bottled). Carmenet's 1996 grape harvest was reduced roughly in proportion to the percentage of the vineyard's overall producing acreage damaged by the fire.

     As intended, the Company has completed the first stage of replanting approximately 75% of the damaged acreage. Historically, newly planted vines will begin to produce production-quality grapes in approximately three years, although the vines are expected to take approximately seven years to return to the full production levels that pre-dated the fire. Until the damaged acreage returns to full production, Carmenet's ability to make estate bottled wines will be limited. In order to supplement Carmenet's harvest, the Company attempts to buy suitable grapes on the open market; however, there can be no assurance that grapes of suitable quality or variety will continue to be available in sufficient quantity or on terms acceptable to the Company.

     Preliminary investigation indicates that the fire was caused by the electrical lines of Pacific Gas & Electric Company ("PG&E"). In public statements, PG&E has acknowledged (1) that its own preliminary investigation indicates PG&E's responsibility for the fire and (2) that PG&E is responsible for the resulting damages. PG&E has made two advances to the Company for costs related to the fire in the amounts of $425,000 and $4.5 million in January 1997 and April 1998, respectively. However, when making the advances, PG&E admitted no liability and has reserved all rights with respect to such advances. The Company's discussions with PG&E are on-going. The Company believes that it will be reimbursed for losses resulting from the fire, and as a result does not expect that the fire damage will have a material adverse effect on the Company's financial position or operating results.

NOTE D - INVENTORY

     Inventory consists of the following (in thousands):

                                            March 31, December 31,
                                              1998         1996
                                             -------     -------
                  Bulk and bottled wine      $32,436     $29,051
                  Growing crops                  824         542
                  Other inventory                248         120
                  Wine production supplies       769         192
                                             -------     -------
                                             $34,277     $29,905
                                             =======     =======


NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                           March 31,   December 31,
                                             1998          1996
                                           --------      --------
                Land                       $  3,376      $  2,514
                Vineyard Development         11,589         8,387
                Buildings                    16,760        14,927
                Machinery and equipment      16,311        13,739
                                           --------      --------
                                             48,036        39,567
                Accumulated depreciation    (17,905)      (15,447)
                                           --------      --------
                                           $ 30,131      $ 24,120
                                           ========      ========


NOTE F - INVESTMENT IN CHATEAU DUHART-MILON

     During the period of April 1989 to June 1993, the Company purchased approximately 11% of the outstanding ordinary shares of Domaines Barons de Rothschild ("DBR") in exchange for a combination of 5% convertible subordinated debentures and warrants, subsequently exercised.

     Effective October 1, 1995, the Company exchanged essentially all of its existing ownership in DBR for a 23.5% interest in Duhart-Milon. The remaining 76.5% of Duhart-Milon is owned by DBR.

     Chateau Duhart-Milon's condensed balance sheet as of March 31, 1998 and December 31, 1996 and results of operations for the twelve months ended March 31, 1998, the twelve months ended December 31, 1996 and the three months ended December 31, 1995 are as follows (translated into U.S. dollars at the year end and average exchange rate for the period, respectively) (in thousands):

                                                March 31,     December 31,
                                                  1998            1996
                                                 -------         -------
       Inventory                                 $ 3,200         $ 3,489
       Other current assets                        7,254           9,387
                                                 -------         -------
            Current assets                        10,454          12,876
                                                 -------         -------
       Property and equipment, net                 2,327           2,441
                                                 -------         -------
            Total assets                         $12,781         $15,317
                                                 =======         =======

            Current liabilities                  $ 2,876         $ 1,787
            Equity                                 9,905          13,530
                                                 -------         -------
            Total liabilities and equity         $12,781         $15,317
                                                 =======         =======


     The results of operations are summarized as follows (in thousands):

                                                                                                                        Three Months
                                                                         Year ended             Year ended                 ended
                                                                          March 31,             December 31,              March 31,
                                                                          ---------             ------------              ---------
                                                                            1998                    1996                     1995
                                                                           -------                 -------                 -------
Revenues                                                                   $ 3,912                 $ 3,964                 $   557
Cost of sales                                                               (2,337)                 (2,651)                   (110)
                                                                           -------                 -------                 -------
     Gross profit                                                            1,575                   1,313                     447
                                                                           -------                 -------                 -------
Net operating/other (expenses)/revenues                                        112                     236                     (88)
                                                                           -------                 -------                 -------
     Net earnings                                                          $ 1,687                 $ 1,549                 $   359
                                                                           =======                 =======                 =======

Company's share of net earnings                                            $   396                 $   364                 $    84
Less: amortization expense                                                     (55)                    (60)                    (10)
                                                                           -------                 -------                 -------
     Equity in investment in Duhart-Milon                                  $   341                 $   304                 $    74
                                                                           =======                 =======                 =======


     The carrying amount of the Company's investment is greater than the amount of its share of the underlying equity in net assets of Duhart-Milon by approximately $7.2 million as of March 31, 1998, $8.5 million as of December 31, 1996 and $8.9 million as of December 31, 1995. This difference relates primarily to the underlying value of the land owned by Duhart-Milon and, accordingly, is not amortized.

NOTE G - EDNA VALLEY VINEYARD JOINT VENTURE

     Edna Valley Vineyard ("the Joint Venture") operates a winery in San Luis Obispo County, California. The Joint Venture is 50% owned by the Company and 50% owned by Paragon Vineyard Company, Inc. ("Paragon"). The Company, as the managing joint venturer, manages and supervises the winery operations, and sells and distributes the wine. Paragon built a winery which was leased to the Joint Venture under an operating lease through May 1991, at which time Paragon sold a one-half interest in the winery to the Company. Thereafter, Paragon and the Company contributed the winery to the Joint Venture. The allocation of profits subsequent to this transaction are being adjusted due to the Partners' varying bases in this asset. The Joint Venture purchases its grapes from Paragon under a grape purchase agreement, which specifies fixed quantities of grapes to be acquired at market prices.

     In  1991,  the  Company  and  Paragon   entered  into  an  agreement  ("old
agreement") to convert the Joint Venture into a "permanent partnership" of unlimited duration. Under the old agreement the Company had made payments totaling $1,070,000 to Paragon to have the right to expend the life of the Joint Venture through January 1997. Under a new agreement, entered into on December 27, 1996, "new agreement", the Company agreed to a payment of $1,590,000 in order to extend its life through 2060.

     Under the new agreement, the Company made a further payment of $1,050,000 during the year ended March 31, 1998, in order to increase the Company's ownership in the continuing Joint Venture by 12.54%. Other payments of $1,050,000 in 1999 and $850,000 in 2001 are required in order to further increase the Company's ownership by increments of 12.54% and 10.75%, respectively. Concurrent with the available investment option in 2001, the Company will also have the option to purchase 50% of the brand name, Edna Valley, for $200,000 which is currently licensed to the Joint Venture by Paragon.

     The payments made to extend the life of the Joint Venture and acquire ownership of the continuing Joint Venture have been recorded as goodwill and has been amortized over 40 years starting in 1997. Should the Company elect not to exercise the next available investment option as it becomes available, its share of the profits or losses of the Joint Venture from that point forward would be reduced from the current 50% level to the level of ownership reached under the new agreement.

     Condensed balance sheets for the Joint Venture are as follows (in thousands):

                                                       March 31,    December 31,
                                                          1998          1996
                                                         -------       -------
Inventory                                                $ 5,940       $ 5,822
Current assets eliminated in consolidation                 1,364         1,487
Other current assets                                          11           122
Property and equipment, net                                5,476         3,761
Other assets                                                  61            89
                                                         -------       -------
     Total assets                                        $12,852       $11,281
                                                         =======       =======

Current liabilities                                      $ 5,084       $ 3,380
Current liabilities eliminated in consolidation              239           317
Other liabilities                                          1,776         1,799
                                                         -------       -------
     Total liabilities                                     7,099         5,496
                                                         -------       -------
     Total equity                                          5,753         5,785
                                                         -------       -------
     Total liabilities and equity                        $12,852       $11,281
                                                         =======       =======


     The results of operations are summarized as follows (in thousands):


                                            Year ended
                                              March 31,  Year ended December 31,
                                              -------    -----------------------
                                                1998        1996          1995
                                              -------      -------      -------
Revenues                                      $ 8,673      $ 6,464      $ 6,850
Cost of sales                                  (5,296)      (4,316)      (5,124)
                                              -------      -------      -------
     Gross profit                               3,377        2,148        1,726
                                              -------      -------      -------
Operating and other expenses                     (740)        (386)        (465)
Commissions and management fees
     eliminated in consolidation                 (949)        (768)        (656)
                                              -------      -------      -------
Net earnings                                    1,688          994          605
Less: Minority interest                           906          527          333
                                              -------      -------      -------
     Company's share of net earnings          $   782      $   467      $   272
                                              =======      =======      =======


NOTE H - INVESTMENT IN CANOE RIDGE VINEYARD

On December 31, 1990, the Company entered into a joint venture agreement with Canoe Ridge Vineyard Incorporated ("CRVI") for the formation and operation of the Canoe Ridge Vineyard ("CanoeCo"). CanoeCo is 50% owned by the Company and 50% owned by CRVI. The purpose of the joint venture is to own, develop and maintain vineyard property in Benton County, Washington. The Company, as managing joint venturer, manages and supervises the vineyard operations

     Canoe Ridge Winery, Inc. ("CRW") was formed in 1994, and was owned 50.5% by the Company, and 49.5% by a group of investors. CRW was formed to produce, sell and distribute premium wines from grapes farmed at CanoeCo.

     Effective January 1, 1996, the Company exchanged its ownership interests in CanoeCo and CRW for a 50.5% ownership interest in a newly formed company, Canoe Ridge Vineyard LLC, which will carry on the combined operations of the predecessor entities (CanoeCo and CRW).

NOTE I - BANK LINES OF CREDIT

     Bank lines of credit consist of the following (in thousands):

                                                       March 31,    December 31,
                                                         1998          1996
                                                        -------       -------
o    Credit line of $10,300,000  bearing  interest      $ 4,000       $ 3,455
     at LIBOR +1%, payable monthly due June, 1999
o    Credit line of $5,500,000 bearing interest at        4,677         1,976
     LIBOR+1%, payable monthly, due June, 1999
o    Credit line of $2,500,000 bearing interest at        2,275         1,063
     LIBOR+1%, payable monthly, due June, 1999
                                                        -------       -------
                                                        $10,952       $ 6,494
                                                        =======       =======


     The notes to bank are collateralized by substantially all inventories and accounts receivable. Restrictive covenants include provisions regarding: maintenance of certain financial ratios; mergers or acquisitions; loans, advances or debt guarantees; additional borrowings; annual lease expenditures; annual fixed asset expenditures; and declaration or payment of dividends (see Note J).

NOTE J - LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (in thousands):

                                                        March 31,   December 31,
                                                          1998          1996
                                                         ------         ------
o    Convertible  subordinated  debentures  due in      $ 8,500       $ 8,500
     1999,   bearing   interest  at  5%.  Interest
     payments   on   the    debentures   are   due
     semiannually   (including   amounts   due  to
     related party-see Note O)
o    Note payable,  due May 2000 payable in annual          713           950
     installments   of  principal   and  interest.
     Interest rate at 7%
o    Mortgage  payable in monthly  installments of        1,776         1,828
     principal   and  interest  due  August  2021.
     Interest at 7%
o    Bank  term  loan,  due in 2001  with  monthly        5,516         5,798
     installments   of  principal   and  interest.
     Interest rate at LIBOR plus 1.8%
o    Bank   term   loan,    payable   in   monthly          215           248
     installments  of  principal  and interest due
     June 2002. Interest at LIBOR plus 2.5%
o    Note payable, payable in monthly installments          934           940
     of  principal  and interest due in June 2016.
     Interest  rate of 7.03% (see Note O,  related
     party)
o    Note  payable,  due in August 1999 payable in        1,021            --
     monthly   installments   of   principal   and
     interest. Interest rate of 7.85%
o    Other notes payable,  due in varying  monthly          158           109
     installments  through  January  2000  bearing
     interest  from 6.5% to  10.9%,  some of which
     are secured by equipment
                                                         ------         ------
     Less current maturities                             18,833         18,373
                                                         ------         ------
                                                           (709)          (536)
                                                         ------         ------
                                                        $18,124        $17,837
                                                        =======        =======


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

     At March 31, 1998, maturities of long-term obligations are as follows:

                       Twelve months
                      ending March 31,
                      ----------------
                            1999                 $ 709
                            2000                 9,064
                            2001                   566
                            2002                 4,965
                            2003                    80
                         Thereafter              3,449
                                          =============
                            Total             $ 18,833
                                          =============


     Company management believes that the fair value of the bank lines of credit and long term obligations are substantially equal to the book value since interest rates on loans were negotiated during 1996 or fluctuate with short-term market rates.

NOTE K- STOCK BASED COMPENSATION

     On February 10, 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "Plan"), subject to shareholder approval. The Plan provides for the grant of stock options to officers and other key employees of the Company (including the Edna Valley Vineyard Joint Venture, so long as the Company is the managing joint venturer of that entity), as well as non-employee directors and consultants, for an aggregate of up to 1,000,000 shares of common stock, plus any shares subject to issuance under the Company's expired 1987 Stock Option Plan or 1988 Non-Discretionary Stock Option Plan that are forfeited to the Company under the terms of such plans. These options generally expire 10 years from the date of grant and become exercisable after a one-year period.

     Option activity under the plans is as follows:

                                                                                                                        Weighted
                                                                                                       Number of         Average
                                                                                                         Shares       Exercise Price
                                                                                                        --------      --------------
Outstanding, December 31, 1994 (509,954 exercisable at a weighted average price of $8.36)                596,414          $ 8.17
                                                                                                        --------          ------
        Granted (Weighted average fair value of $5.80)                                                    36,210            7.09
        Exercised                                                                                        (27,716)           6.25
        Canceled                                                                                         (48,317)          10.50
                                                                                                        --------          ------
Outstanding, December 31, 1995 (520,381 exercisable at a weighted average price of $8.20)                556,591            8.13
                                                                                                        --------          ------
        Granted (weighted average fair value of $7.80)                                                    70,840            9.74
        Exercised                                                                                        (35,303)           6.83
        Canceled                                                                                          (3,585)           8.67
                                                                                                        --------          ------
Outstanding, December 31, 1996                                                                           588,543            8.40
                                                                                                        --------          ------
        Granted (weighted average fair value of $5.09)                                                    71,930           10.41
        Exercised                                                                                        (25,416)           5.57
        Canceled                                                                                            --
                                                                                                        --------          ------
Outstanding, March 31, 1997                                                                              635,057            8.61
                                                                                                        --------          ------
        Granted (weighted average fair value of $5.95)                                                   229,150           11.65
        Exercised                                                                                        (82,638)           7.79
        Canceled                                                                                            (476)           9.50
                                                                                                        --------          ------
Outstanding, March 31, 1998                                                                              781,093          $ 9.62
                                                                                                        ========          ======

Additional information regarding options outstanding as of March 31, 1998 is as follows:

                                  Options Outstanding                            Options Exercisable
                  -----------------------------------------------------      -------------------------------
  Range of                           Weighted Avg.
  exercise           Number            Remaining         Weighted Avg.         Number         Weighted Avg.
   Prices         Outstanding       Contractual Life     Exercise Price      Exercisable      Exercise Price
-------------     -----------       ----------------     --------------      -----------      --------------
 $5.00-$8.00         168,708            5.1 years            $ 6.27            168,720            $ 6.27
 $8.00-$9.99         168,845            5.1 years              9.25            168,845              9.25
$10.00-$12.38        443,540            6.3 years             11.04            227,390             11.04
                     -------            ---------            ------            -------            ------
                     781,093            5.8 years            $ 9.62            564,955            $ 9.08
                     =======            =========            ======            =======            ======


     The Option Plan expired on February 20, 1997, and the Directors' Plan expired on December 31, 1996. A new plan reserving 1,000,000 shares was adopted at the 1997 Shareholder Meeting.

Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three-month offer period or beginning of the Plan start (27 months), subject to an annual limitation. Stock issued under the plan was 11,005 shares, 9,049 shares and 5,315 shares in the years ended March 31, 1998, December 31, 1996 and 1995, respectively, at weighted average prices of $6.82, $6.31 and $6.04, respectively. The weighted average fair value of the awards for each of the years ended March 31, 1998, December 31, 1996 and 1995 awards was $10.48, $9.84 and $6.99, respectively. At March 31, 1998, 13,106 shares were reserved for future  issuances  under the Purchase Plan.

Additional Stock Plan Information

     As discussed in Note B, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 102 months following vesting; stock volatility, 24.1% in the twelve-month period ended March 31, 1998 and 17% in 1996 and 1995; risk-free interest rates, 6.59% for the twelve months ended March 31, 1998, 6.0% in 1996 and 6.97% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values for the years ended March 31, 1998, December 31, 1996 and December 31, 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $2,895,000 ($.26 per share), $2,095,000 ($.26 per share) and $102,000 ($ .02 per share), respectively.

NOTE L - COMMON STOCK

     As of March 31, 1998 and December 31, 1996, 15,000,000 shares were authorized, while 8,393,979 and 7,262,150 shares were authorized were issued, respectively.

     In October of 1995, in a private-placement transaction, the Company issued a total of 833,334 units, each unit consisting of one share of common stock and one warrant for the purchase of one share of common stock, for a per-unit price of $6.00 and a net sale price of approximately $4.5 million. The warrants, which have a five year term, are exercisable at $8.00 per share. Also on that date the Company converted approximately $12.4 million of convertible debentures, at a conversion price of $7.00, into 1,769,143 shares of common stock.

     In April of 1994, in a private-placement transaction, the Company issued a total of 358,128 shares of its common stock, for a per-share price of $4.50 and a net sale price of approximately $1.5 million.

     The Company has reserved as of March 31, 1998, 3,519,676 shares of common stock in connection with stock option and stock purchase plans, warrants and convertible subordinated debentures.

     The Company recently received gross proceeds of $5.8 million ($4.8 million in March of 1998 and $1 million following the year ended March 31, 1998, in April of 1998) in connection with the issuance of 828,571 shares of its common stock upon the exercise by the principal holders of all the Company's outstanding $7.00 warrants issued on March 29, 1993 (the "Warrants"), which it anticipates using for additional working capital and for the reduction of existing short-term indebtedness. Except as set forth below, the foregoing shares will be issued pursuant to an exemption from the registration requirements of federal and state securities laws. The Company has received notice that one institutional warrant-holder has exercised its right to demand registration of 185,714 shares of the Company's common stock received on the exercise of the Warrants. The Company believes that no other warrant-holders intend to exercise such registration rights. The Company filed a registration statement on Form S-3 to effect the foregoing registration on June 26, 1998 at the Company's expense. The shares registered thereby may be resold into the trading market for the common stock of the Company anytime after the registration statement is declared effective by the Securities and Exchange Commission, pursuant to the prospectus included therewith.

NOTE M - EMPLOYEE BENEFIT PLANS

     The Company has a Qualified Profit-Sharing Plan which provides for Company contributions, as determined annually by the Board of Directors, based on the Company's previous year performance. These contributions may be in the form of common stock or cash as determined by the Board of Directors. The Board has approved a contribution of $143,000 for the year ended March 31, 1998, $73,000 for the year ended December 31, 1996 and $20,000 for the year ended December 31, 1995. At March 31, 1998, the plan held 15,088 shares of the Company's common stock.

NOTE N - INCOME TAXES

     The provision for income taxes is summarized as follows (in thousands):

                                       Year ended
                                         March 31,       Year ended December 31,
                                         ---------       -----------------------
                                           1998            1996            1995
                                          ------          ------          ------
Federal
     Current                              $1,261          $1,056          $  136
     Deferred                                585             184              25
                                          ------          ------          ------
                                           1,846           1,240             161
                                          ------          ------          ------
State
     Current                                 319             364              64
     Deferred                                156              15              22
                                          ------          ------          ------
                                             475             379              86
                                          ------          ------          ------
                                          $2,321          $1,619          $  247
                                          ======          ======          ======

     The tax effects of the items comprising the Company's net deferred tax liability in the Company's balance sheets are as follows (in thousands):

                                                                                                        March 31,       December 31,
                                                                                                          1998              1996
                                                                                                         -------           -------
Deferred tax liability:
      Difference between book and tax basis of property, plant and equipment                             $ 2,105           $ 2,090
      Other                                                                                                   10              --
                                                                                                         -------           -------
Deferred tax assets:                                                                                       2,115             2,090
                                                                                                         -------           -------
      Difference between book and tax basis of inventory                                                    --                --
      Tax credit carryforwards
      Other                                                                                                   14               104
                                                                                                              66               763
      Valuation allowance                                                                                   --                 202
                                                                                                         -------           -------
      Net deferred tax liability                                                                              80             1,069
                                                                                                         -------           -------
                                                                                                            --                 (84)
                                                                                                         -------           -------
                                                                                                              80               985
                                                                                                         -------           -------
                                                                                                         $ 2,035           $ 1,105
                                                                                                         =======           =======


     The provision for income taxes differs from amounts computed at the statutory rate as follows (in thousands):

                                           Year ended
                                            March 31,   Year ended December 31,
                                             -------    -----------------------
                                              1998         1996         1995
                                             -------      -------     -------
U.S. federal income tax at statutory rate    $ 1,949      $ 1,395     $    91
State tax net of federal benefit                 334          230          57
Reconciling items:
    Other                                          5          (39)         66
    Effect of acquisitions, net                   33           33          33
                                             -------      -------     -------
                                             $ 2,321      $ 1,619     $   247
                                             =======      =======     =======


NOTE O - TRANSACTIONS WITH RELATED PARTIES

     The consolidated statements of operations include the following amounts resulting from transactions with related parties (in thousands):

                                                                                             Year ended
                                                                                               March 31,     Year ended December 31,
                                                                                               ---------     -----------------------
                                                                                                 1998           1996          1995
                                                                                                 ----           ----          ----
 Interest expense:
      Interest on convertible debentures held by a related party of the Company                 $ 167         $ 167         $ 516
      Interest on note payable to director                                                         49            39             -
      Interest on notes payable to joint venture partner                                            -             2            36
 Interest revenue:
      Interest on note receivable from director of the Company                                      -             3             -
      Interest on note receivable from officer of the Company                                       2             1             -
      Interest on note receivable from joint venture partner                                       40            48             -
 Amortization expense for joint venture agreement                                                  64             -             -
 Lease expense for land and facilities                                                             12            10            10
 Consulting fee to officer of the Company                                                           -            33            65

     The  balance  sheet   includes  the  following   amounts   resulting   from
transactions with related parties (in thousands):

                                                                                                 March 31,            December 31,
                                                                                                   1998                  1996
                                                                                                   -----                 -----
Receivables
     Accounts receivable from a director of  the Company                                          $ --                  $   27
     Note receivable from a director of  the Company                                                                        70
     Note receivable from officer of  the Company                                                     65                  --
Inventory
     Wine purchases from related parties                                                           1,717                 1,120
     Grape purchases from related parties                                                          2,483                 2,136
Goodwill - investment in joint venture (see Note G)                                                3,619                 2,445
Notes receivable - joint venture partner (Paragon)                                                   327                   500
Property, plant & equipment, net
     Building contributed to joint venture by the partners                                         1,192                 1,304
Accounts Payable and accrued liabilities
     Payables for inventory purchases to related parties                                            --                   1,309
Long-term obligations
     Note payable to director of  the Company                                                       --                     940
     Convertible debentures held by a related party of the                                         5,000                 5,000
     Company (see Note I and K)


NOTE P - COMMITMENTS AND CONTINGENCIES

     As of March 31, 1998, future minimum lease payments (excluding the effect of future increases in payments based on indexes which cannot be estimated at the present time) required under noncancelable operating leases with terms in excess of one year are as follow (in thousands):

                       Year ending
                        March 31,
                        ---------
                           1999            $   687
                           2000                674
                           2001                666
                           2002                649
                           2003                654
                        Thereafter           5,074
                                           -------
                          Total            $ 8,404
                                           =======


     Rental expense charged to operations was as follows: $635,000 for the year ended March 31, 1998 and $658,000 and $833,000 for the two years ended December 31, 1996 and 1995, respectively. Future lease commitments include $16,000 per year until 2052 for land leased by Paragon to the Edna Valley Joint Venture (see Note G).

     Additionally, in April of 1998, the Company entered into a three-year lease agreement (starting May 1998) for a barrel storage facility in Sonoma, California. Total lease payments under this agreement will be $118,000. These payments are excluded from the schedule featured above, as this lease was effective following the end of the fiscal year.

NOTE Q - SELECTED FINANCIAL INFORMATION -THREE MONTHS ENDED MARCH 31, 1997

     The Company changed its fiscal year from December 31 to March 31, effective with the fiscal year beginning April 1, 1997. Selected financial information derived from the consolidated statement of operations for the three months ended March 31, 1997 and from the consolidated balance sheet at that date, as previously reported in the Company's transition report on Form 10-K for the three months ended March 31, 1997, is as follows (in thousands, except per share data):

                          Net revenues         $ 5,390
                          Net Income           $   311
                          EPS                  $  0.04
                          Total assets         $75,859


NOTE R - QUARTERLY DATA (Unaudited)

     The Company's quarterly operating results for the fiscal year ended March 31, 1998, the three-month transition period ended March 31, 1997 and the years ended December 31, 1996, 1995 are summarized below:


                (All amounts in thousands, except per share data)

                            Gross        Gross          Net           EPS
 Quarter ended             revenues      profit      loss/income   (diluted)
 -------------             --------      ------      -----------   ---------

March 31, 1998             $ 8,936      $ 4,137      $   535       $   0.06
December 31, 1997           11,178        4,878        1,404           0.17
September 30, 1997           9,250        3,783          804           0.10
June 30, 1997                8,287        3,418          667           0.08
March 31, 1997               5,520        2,384          311           0.04
December 31, 1996            9,857        4,100          888           0.11
September 30, 1996           8,207        3,157          668           0.08
June 30, 1996                8,449        3,170          653           0.08
March 31, 1996               5,396        1,948          130           0.02
December 31, 1995            8,596        3,115          429           0.08
September 30, 1995           5,380        1,935          (29)         (0.01)
June 30, 1995                7,411        2,245           70           0.01
March 31, 1995               4,423        1,497         (263)         (0.04)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The CHALONE Wine Group, Ltd.


     We have audited the accompanying consolidated balance sheets of The Chalone Wine Group, Ltd. (the "Company") (a California corporation), as of March 31, 1998 and December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended March 31, 1998 and for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1998 and December 31, 1996 and the consolidated results of its operations and its cash flows for the year ended March 31, 1998 and for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

San Francisco, California
May 14, 1998

Item 9. Disagreements on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     See Part I, Item 4 - Executive Officers of the Registrant. Additional information required by this Item is hereby incorporated by reference to the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998. See "Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" therein.


Item 11. Executive Compensation.

   a. Executive Compensation.

     The information required by this Item is incorporated herein by reference to the Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998. Please see "Board Meetings and Compensation", "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph".


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is hereby incorporated herein by reference to the Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998. Please see "Shareholding Information as to Directors, Director Nominees and Management".


Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is hereby incorporated by reference to the Company's Proxy Statement relating to the 1998 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998. Please see "Certain Relationships and Related Transactions". Reference is also made to the information contained in Note O of Notes to Consolidated Financial Statements of this Report under the caption "Transactions with Related Parties."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a(1). Financial Statements.
     The following financial  statements of the Company are included in Part II,
Item 8:


                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets ..................................     21
           Consolidated Statements of Operations ........................     22
           Consolidated Statements of Changes in Shareholders' Equity ...     23
           Consolidated Statements of Cash Flows ........................     24
           Notes to Consolidated Financial Statements ...................     25

INDEPENDENT AUDITORS' REPORT ............................................     38


     a (2). Financial Statement Schedules.

     Schedules are omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

     b. Reports on Form 8-K.

     The Company filed one report on Form 8-K during the last quarter of the period covered by this Report, dated May 8, 1998, covering the issuance of shares upon the exercise of the Company's 1993 warrants.

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

         4.2                    Shareholders' Agreement between the Company and DBR,
                                dated April 19, 1989.                                                    (v)

         4.3                    Form of 5% Convertible Subordinated Debenture Due
                                1999 (third-party debentures), issued April 19 and 28, 1989.             (v)

         4.4                    5% Convertible Subordinated Debenture Due 1999 (1991
                                Debenture), issued to DBR, dated September 30, 1991.                    (vi)

         4.5                    Addendum to Shareholders' Agreement between the Company
                                and DBR, dated September 30, 1991.                                      (vi)

         4.6                    Common Stock Purchase Agreement, between the Company and
                                certain designated investors, dated March 29, 1993.                    (vii)

         4.7                    Form of Warrant for the purchase in the aggregate of up to 828,571 shares of the Company's common stock, issued to certain designed
                                investors, effective July 14, 1993.                                    (viii)

         4.8                    Voting Agreement, between Richard H. Graff, William L. Hamilton,
                                John A. McQuown, W. Philip Woodward, DBR, Richard C. Hojel,
                                and Summus Financial, Inc., dated March 29, 1993.                      (viii)

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

(v) Incorporated by reference to Exhibit Nos. 1, 4 and 5, respectively, to the Company's Current Report on Form 8-K dated April 28, 1989.

(vi) Incorporated by reference to Exhibit Nos. 1 and 3, respectively, to the Company's Current Report on Form 8-K dated September 30, 1991.

(vii) Incorporated by reference to Exhibit No. 1 to the Company's Current Report on Form 8-K dated March 31, 1993.

(viii) Incorporated by reference to Exhibits 1 and 6, respectively, to the Exhibit herein referenced as Exhibit 4.8.


                                  EXHIBIT INDEX
         Exhibit
         Number                 Exhibit Description
         ------                 -------------------
         4.9                    Common Stock Purchase Agreement, between the Company and
                                certain designated investors, dated April 22, 1994.                      (i)

         4.10                   Form of Warrant for the purchase in the aggregate of up to 833,333 shares of the Company's common stock, issued to certain designed
                                investors, effective  October 25, 1995.                                 (ii)

         4.11                   Voting Agreement, between the W. Phillip Woodward, DBR,
                                and Summus Financial, Inc., dated October 25, 1995.                     (ii)

         10.1                   Joint Venture Agreement between the Company and Paragon
                                Vineyard Co., Inc. ("Paragon"), effective January 1, 1991.              (iii)

         10.2                   Revised Grape Purchase Agreement between Edna Valley Vineyard
                                Joint Venture and Paragon, effective January 1, 1991.                   (iii)

         10.3                   License Agreement between Edna Valley Vineyard Joint Venture
                                and Paragon, effective January 1, 1991.                                 (iii)

         10.4                   Ground Lease between Edna Valley Vineyard Joint Venture and
                                Paragon, effective June 1, 1991.                                        (iii)

         10.5                   Amended and Restated Commercial Winery and
                                Agricultural Lease, dated July 31, 1986, assigned by
                                Assignment and Assumption Agreement among
                                the Company, Lakeside Winery and Vista de Los Vinedos,
                                dated August 5, 1986.                                                   (iv)

         10.6                   Novation and Modification Agreement, between the Company
                                and Henry P. and Marina C. Wright, dated July 15, 1988,
                                amending Agreement incorporated as Exhibit 10.5.                         (v)

         10.7                   Tenancy in Common Agreement, between the Company
                                and Henry P. and Marina C. Wright, dated July 15, 1988.                  (v)

         10.8                   Vineyard Lease, between the Company and Henry P. and
                                Marina C. Wright, dated July 15, 1988.                                   (v)

         10.9                   1988 Qualified Profit-Sharing Plan, approved May 21, 1988.              (vi)

------------------------------

(i) Incorporated by reference to Exhibit No. 1 to the Company's Current Report on Form 8-K dated April 27, 1994.

(ii) Incorporated by reference to Exhibit D to Appendix I to the Company's Proxy Statement for a Special Meeting of Shareholders, filed October 25, 1995.

(iii) Incorporated by reference to Exhibit Nos. 1, 3, 4 and 2, respectively, to the Company's Current Report on Form 8-K dated May 30, 1991.

(iv) Incorporated by reference to Exhibit No. 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-8666), filed September 11, 1986.

(v) Incorporated by reference to Exhibit Nos. 10.22, 10.20 and 10.21, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

(vi) Incorporated by reference to Exhibit Nos. 10.16, 10.17 and 10.24, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

                                  EXHIBIT INDEX
         Exhibit
         Number                 Exhibit Description
         ------                 -------------------
         10.11                  Amendment No. 2 to Qualified Profit Sharing Plan, incorporated as
                                Exhibit 10.9, dated February 7, 1990.                                    (i)

         10.12                  Profit Sharing Trust Agreement.                                         (ii)

         10.13                  Easement Agreement between the Company and Stonewall
                                Canyon Ranches, dated August 19, 1988.                                  (ii)

         10.14                  1987 Stock Option Plan, as amended effective May 16, 1991.              (iii)

         10.15                  1988 Non-Discretionary Stock Option Plan, as amended effective
                                May 16, 1991.                                                           (iii)

         10.16                  Employee Stock Purchase Plan, as amended effective May 16, 1991.        (iii)

         10.17                  Amendment/Extension of Employee Stock Purchase Plan,
                                effective July 13, 1993.                                                (iv)

         10.18                  Agreement of Joint Venture, between the Company and Canoe
                                Ridge Vineyard Incorporated [CRVI], dated December 31, 1990.             (v)

         10.19                  Credit Agreement between the Company and Wells Fargo Bank,
                                dated July 20, 1992.                                                    (vi)

         10.20                  Industrial Real Estate Lease, dated February 19, 1993.                  (vi)

         10.21                  First Amendment to Credit Agreement between the Company
                                and Wells Fargo Bank incorporated as Exhibit 10.19, dated
                                March 18, 1993.                                                         (vi)

         10.22                  First Amendment to Industrial Real Estate Lease incorporated as
                                Exhibit 10.20, dated December 8, 1993.                                  (iv)

         10.23                  Credit Agreement between the Company and Wells Fargo Bank,
                                dated August 30, 1993.                                                  (vii)

         10.24                  First Amendment to Credit Agreement between the Company and
                                Wells Fargo Bank, attached as Exhibit 10.22, dated March 24, 1994.      (vii)

------------------------------

(i)      Incorporated   by   reference   to  Exhibit   Nos.   10.17  and  10.18,
         respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated March 27, 1990.

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

(v) Incorporated by reference to Exhibit No. 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, dated March 26, 1991.

(vi)     Incorporated   by  reference  to  Exhibit  Nos.  10.24  through  10.27,
         respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, dated March 29, 1993.

(vii)    Incorporated   by  reference  to  Exhibit  Nos.  10.23  through  10.27,
         respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, dated March 27, 1995.

                                  EXHIBIT INDEX
         Exhibit
         Number                 Exhibit Description
         ------                 -------------------
         10.25                  Credit Agreement between the Company and Wells Fargo Bank,
                                dated July 29, 1994.                                                     (i)

         10.26                  Canoe Ridge Winery, Inc., Shareholders' Agreement, among the
                                Company and designated Washington state investors, dated
                                November 30, 1994.                                                       (i)

         10.27                  Amendment to Employee Stock Purchase Plan, effective
                                January 1, 1995.                                                         (i)

         10.28                  Omnibus Agreement between the Company, DBR,
                                and Summus Financial, dated August 22, 1995.                            (ii)

         10.29                  Credit Agreement between the Company and Wells Fargo Bank,              (iii)
                                dated December 29, 1995.

         10.30                  Credit Agreement between Edna Valley Vineyard and                       (iv)
                                Wells Fargo Bank, dated July 31, 1995.

         10.31                  Purchase Agreement between the Company,                                 (iv)
                                Richard H. Graff, Trustee, Graff 1993 Trust Dated June 10, 1993,
                                a trust and Richard H. Graff an individual, dated July 1, 1996.

         10.32                  Promissory Note between the Company and Richard H. Graff,               (iv)
                                dated July 1, 1996.

         10.33                  Secured Purchase Money Promissory Note between the Company              (iv)
                                and Richard H. Graff, Trustee, Graff 1993 Trust,
                                dated July 1, 1996.

         10.34                  Residential Lease between the Company and Richard H. Graff,             (iv)
                                dated July 1, 1996.

         10.35                  Consulting and Non-Competition Agreement between the Company            (iv)
                                and Richard H. Graff, dated July 1, 1996.

         10.36                  Credit   Agreement   between   the  Canoe  Ridge
                                Vineyard,  LLC, (iv) and Wells Fargo Bank, dated
                                August 15, 1996.

         10.37                  Credit Agreement between the Company and Wells Fargo Bank,              (iv)
                                dated September 25, 1996.

         10.38                  Amendment To Joint Venture Agreement
                                of Edna Valley Vineyard between Paragon Vineyard Co., Inc.,             (iv)
                                and the Company, dated December 23, 1996.

------------------------------

 (i) Incorporated by reference to Exhibit Nos. 10.23 through 10.27, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, dated March 27, 1995.

 (ii) Incorporated by reference to Appendix I to the Company's Proxy Statement for a Special Meeting of Shareholders, filed October 25, 1995.

 (iii) Incorporated by reference to Exhibit No. 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 (iv) Incorporated by reference to Exhibit Nos. 10.30 through 10.38, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                  EXHIBIT INDEX

         Exhibit
         Number          Exhibit Description
         ------          -------------------

         10.39 Credit Agreement between the Company and Wells Fargo Bank, dated July 30, 1997.

         10.40 Credit Agreement between Edna Valley Vineyard and Wells Fargo Bank, dated July 30, 1997.

         10.41 Credit Agreement between Canoe Ridge Vineyard, LLC, and Wells Fargo Bank, dated July 30, 1997.

         10.42 First Amendment to Credit Agreement between the Company and Wells Fargo Bank incorporated as Exhibit 10.39, dated January 5, 1998.

         10.43           Second  Amendment  to  Credit  Agreement   between  the
                         Company and Wells Fargo Bank incorporated as Exhibit 10.39, dated June 9, 1998.

         10.44 First Amendment to Credit Agreement between Edna Valley Vineyard and Wells Fargo Bank incorporated as Exhibit 10.40, dated June 9, 1998.

         10.45 First Amendment to Credit Agreement between Canoe Ridge Vineyard, LLC and Wells Fargo Bank incorporated as
                         Exhibit 10.41, dated June 9, 1998.

                                  EXHIBIT INDEX

          Exhibit
          Number         Exhibit Description
          ------         -------------------

         24 Consent of Deloitte & Touche LLP to incorporation by reference, dated June 26, 1998.

         27              Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           THE CHALONE WINE GROUP, LTD.


           By /s/ W. Philip Woodward
              ------------------------------------
                W. Philip Woodward
                Chief Executive Officer
                (Principal Executive Officer)


           By /s/ William L. Hamilton
              ------------------------------------
                William L. Hamilton
                Executive Vice President (Principal Financial
                and Principal Accounting Officer)


           Dated:  June 26, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ W. Philip Woodward                               President, Chief                   June 26, 1998
         --------------------------------------------         Executive Officer,
         W. Philip Woodward                                   Director, and Chairman
                                                              of the Board (Principal
                                                              Executive Officer)


         /s/ Thomas B. Selfridge                              President and Director             June 26, 1998
         --------------------------------------------
         Thomas B. Selfridge


         /s/ C. Richard Kramlich                              Director                           June 26, 1998
         --------------------------------------------
         C. Richard Kramlich


         /s/ William G. Myers                                 Director                           June 26, 1998
         --------------------------------------------
         William G. Myers




         /s/ James H. Niven                                   Director                           June 26, 1998
         --------------------------------------------
         James H. Niven


         /s/ Eric de Rothschild                               Director                           June 26, 1998
         --------------------------------------------
         Eric de Rothschild


         /s/ Christophe Salin                                 Director                           June 26, 1998
         --------------------------------------------
         Christophe Salin


         /s/ Mark Hojel                                       Director                           June 26, 1998
         --------------------------------------------
         Mark Hojel


         /s/ Yves-Andre Istel                                 Director                           June 26, 1998
         --------------------------------------------
         Yves-Andre Istel


         /s/ Phillip M. Plant                                 Director                           June 26, 1998
         --------------------------------------------
         Phillip M. Plant