Form 10-Q
period 1998-06-30
CHALONE WINE GROUP LTD
filed 1998-08-14
CIK 742685

================================================================================
--------------------------------------------------------------------------------
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number: 0-13406


                          The Chalone Wine Group, Ltd.
             (Exact Name of Registrant as Specified in Its Charter)


         California                                   94-1696731
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


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

                                 Yes _x_ No ___

The number of shares outstanding of Registrant's Common Stock on July 31, 1998 was 8,584,321.

--------------------------------------------------------------------------------
================================================================================

                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                            Page

   Consolidated Balance Sheets as of June 30, 1998, and March 31, 1997.       3

   Consolidated Statements of Operations for the three-month periods
   ended June 30, 1998 and 1997.                                              4

   Consolidated Statements of Cash Flows for the three-month periods
   ended June 30, 1998 and 1997.                                              5

   Notes to Consolidated Financial Statements.                                6

                          The Chalone Wine Group, Ltd.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS
                                                         (unaudited)
                                                           June 30,   March 31,
                                                             1998       1998
                                                           --------    --------
Current assets:
     Cash and cash equivalents                             $    177    $  2,232
     Accounts receivable, less allowance for doubtful
         accounts of $90 and $92, respectively                5,995       6,597
     Notes receivable                                           197         197
     Note receivable from officer                              --            65
     Inventory                                               35,185      34,277
     Prepaid expenses                                           577         450
     Deferred income taxes                                       14          14
                                                           --------    --------
         Total current assets                                42,145      43,832
Investment in Chateau Duhart-Milon                           10,076       9,480
Notes receivable, long-term portion                             130         130
Property, plant and equipment - net                          31,867      30,131
Goodwill and trademarks - net                                 6,520       6,473
Other assets                                                    261         248
                                                           --------    --------
              Total assets                                 $ 90,999    $ 90,294
                                                           ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities              $  2,550    $  3,425
     Bank lines of credit                                     7,291      10,952
     Other short term debt                                     --           952
     Current maturities of long-term obligations              1,728         709
                                                           --------    --------
         Total current liabilities                           11,569      16,038
Long-term obligations, less current maturities                8,148       9,624
Convertible subordinated debentures                           8,500       8,500
Settlement advance                                            4,500        --
Deferred income taxes                                         2,049       2,049
                                                           --------    --------
              Total liabilities                              34,766      36,211
                                                           --------    --------

Minority interest                                             3,850       3,678
Shareholders' equity:
    Common stock                                             48,857      46,871
    Stock subscription receivable                            (1,007)       --
    Retained earnings                                         6,712       5,993
    Cumulative foreign currency translation adjustment       (2,179)     (2,459)
                                                           --------    --------
              Total shareholders' equity                     52,383      50,405
                                                           --------    --------
              Total liabilities and shareholders' equity   $ 90,999    $ 90,294
                                                           ========    ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                            The Chalone Wine Group, Ltd.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  (unaudited, in thousands, except per-share data)

                                                              Three months ended June 30
                                                              --------------------------
                                                                  1998       1997
                                                                 -------    -------
Gross revenues                                                   $ 9,015    $ 8,287
    Excise taxes                                                    (203)      (211)
                                                                 -------    -------
Net revenues                                                       8,812      8,076
Cost of wines sold                                                (4,720)    (4,658)
                                                                 -------    -------
    Gross profit                                                   4,092      3,418
SG&A expenses                                                     (2,534)    (1,920)
                                                                 -------    -------
    Operating income                                               1,558      1,498
Other income (expense)
    Interest expense                                                (419)      (455)
    Other, net                                                         8         19
                                                                 -------    -------
                                                                    (411)      (436)

Equity in Chateau Duhart-Milon                                       316        193
Minority interests                                                  (243)      (143)
                                                                 -------    -------
    Income before income taxes                                     1,220      1,112
Income tax expense                                                  (500)      (445)
                                                                 -------    -------
    Net income                                                   $   720    $   667
                                                                 =======    =======

Net income per common share:
    Basic                                                        $  0.08    $  0.08
    Diluted                                                      $  0.08    $  0.08

Average number of shares used in income per share computation:
    Basic                                                          8,580      7,936
    Diluted                                                        8,873      8,456

                    The accompanying notes are an integral part
                      of the consolidated financial statements

                          The Chalone Wine Group, Ltd.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                      Three months ended June 30
                                                      --------------------------
                                                          1998            1997
                                                         -------        -------
Cash flows from operating activities:
   Net earnings                                          $   719        $   667
   Non-cash transactions included in earnings:
    Depreciationaccounts of $92 thousand and                 464            381
    Amortizationand, respectively                            (60)            45
    Equity in net income of Chateau Duhart-Milon            (316)          (193)
    Increase in minority interest                            243            143
    Exchange rate gain                                      --               (9)
    Loss on sale of equipment                               --                2
    Changes in:
      Settlement advance                                   4,500           --
      Accounts and other receivable                          602             92
      Inventory                                             (908)           (84)
      Prepaid expenses and other assets                     (127)           (68)
      Accounts payable and accrued expense                  (875)           273
                                                         -------        -------
    Net cash provided by operating activities              4,242          1,249
                                                         -------        -------

Cash flows from investing activities:
    Capital expenditures                                  (2,200)        (2,019)
    Proceeds from disposal of property and equipment        --                5
    Net increase in notes receivable                        --              125
                                                         -------        -------
    Net cash used in investing activities                 (2,200)        (1,889)
                                                         -------        -------

Cash flows from financing activities:
   Net change under line of credit agreement              (3,661)           858
   Decrease in short-term debt                              (952)          --
   Distribution to minority interest                         (71)           (38)
   Repayment of long-term debt                              (457)          (337)
   Proceeds from issuance of common stock                  1,044             45
                                                         -------        -------
    Net cash provided by financing activities             (4,097)           528
                                                         -------        -------

Net decrease in cash                                      (2,055)          (112)
Cash at beginning of period                                2,232            246
                                                         -------        -------
Cash at end of period                                    $   177        $   134
                                                         =======        =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The Chalone Wine Group, Ltd.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 1998, the consolidated statement of operations for the three-month periods ended June 30, 1998, and 1997, and the consolidated statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flow at June 30, 1998, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, reference should be made to the consolidated financial statements and notes included in the Company's Form 10-K for the year ended March 31, 1998, on file with the Securities and Exchange Commission.

NOTE 2 - Reclassifications

Certain prior period amounts have been reclassified in order to conform with the current period presentation.

NOTE 3 - Earnings  per Share

The Company adopted Statement of Financial Accounting No.128 ("SFAS 128") - Earnings per Share. As a result of the adoption of SFAS 128, earnings per share amounts for the three months ended June 30, 1998, have been restated to conform to the new standard. This standard requires dual presentation of two earnings per share ("EPS") amounts, basic EPS and diluted EPS. Basic EPS represents the income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents the income available to common stockholders divided by the weighted average of common shares outstanding while also giving effect to the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted earnings per share for the Company is the inclusion of dilutive stock options and stock warrants, the effect of which is calculated using the treasury stock method as shown below. The Company's convertible debentures are excluded from the computation, as these have had, and continue to have, an antidilutive effect.

The following is a reconciliation of the figures used in deriving basic EPS and those used in calculating diluted EPS:

                      (in thousands, except per-share data)

                                     Basic EPS                       Diluted EPS
                                    ------------                     -----------
                                                    Effect of          Income
                                                dilutive securities available to
                                     Income     -------------------    common
                                    available to                    stockholders
                                      common                 Stock   and assumed
                                    stockholders  Warrants   options  conversion
                                    ------------  --------   -------  ----------

Three months ended June 30, 1998:
    Income                             $  719       --        --        $  719
    Shares                              8,580        227        66       8,873
                                       ------                           ------
    EPS                                $ 0.08                           $ 0.08
                                       ======                           ======

Three months ended June 30, 1997:
    Income                             $  667       --        --        $  667
    Shares                              7,936        375       145       8,456
                                       ------                           ------
    EPS                                $ 0.08                           $ 0.08
                                       ======                           ======

                          The Chalone Wine Group, Ltd.

NOTE 4 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 ("SFAS 130") - Reporting Comprehensive Income. SFAS 130 requires the additional reporting of a new measure of income which takes into account certain elements otherwise recorded as part of equity. For all periods presented, the difference between net income and comprehensive income consists of the changes in the cumulative foreign currency translation adjustment included as part of the Company's equity.

The following is a reconciliation of net income and comprehensive income (in thousands):


                                                              Three months ended
                                                                    June 30
                                                                ---------------
                                                                 1998     1997
                                                                ------   ------
Net income                                                      $  720   $  667
Change in cumulative foreign currency translation adjustment       280     (375)
                                                                ------   ------
Comprehensive income                                            $1,000   $  292
                                                                ======   ======

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations


DESCRIPTION OF THE BUSINESS

The Chalone Wine Group, Ltd. is a Napa, California-based company that produces, markets and sells premium white and red varietal table wines. In California, the company owns and operates Chalone Vineyard(R) in Monterey County, Acacia(TM) Winery in the Carneros District of Napa County, Carmenet(R) Vineyard in Sonoma County, and in conjunction with its 50% joint-venture partner, Paragon Vineyard Co., owns and operates Edna Valley Vineyard(R) in San Luis Obispo County. In the State of Washington, the Company owns a 50.5% interest in Canoe Ridge(R) Vineyard. In the Bordeaux region of France, the Company owns 23.5% of the fourth-growth estate of Chateau Duhart-Milon, in partnership with Domaines Barons de Rothschild (Lafite) ("DBR") who own the other 76.5%. In April 1998, the Company also started selling its newest product under the "Echelon(TM)" brand name.

In addition to and as a result of an investment in the Company by DBR, the Company receives an allocation of DBR wines for resale purposes, including the wines of Chateau Lafite-Rothschild, a first growth Bordeaux region wine, and Chateau Duhart-Milon, a fourth growth Bordeaux region wine.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net revenues of certain items in the Company's statements of operations for the three-month periods ended June 30, 1998, and 1997, and the percentage change in such items between the comparable period in those years:


                                         Three months ended      Percent
                                               March 31           Change
                                         ------------------      --------
                                            1998       1997      98 vs 97
                                            ----       ----      --------
 Net revenues                              100.0 %    100.0 %       9.1 %
 Cost of wines sold                        (53.6)%    (57.7)%       1.3 %
                                           -----      -----
    Gross profit                            46.4 %     42.3 %      19.7 %

 SG&A expenses                             (28.8)%    (23.8)%      32.0 %
                                           -----      -----
    Operating income                        17.6 %     18.5 %       4.0 %
                                           -----      -----

 Other income (expenses):
    Interest                                (4.8)%     (5.6)%      (7.9)%
    Other, net                               0.1 %      0.2 %     (57.9)%
                                           -----      -----
                                            (4.7)%     (5.4)%      (5.7)%
 Equity in net income                        3.6 %      2.4 %      63.7 %
 Minority interests                         (2.7)%     (1.8)%      69.9 %
                                           -----      -----
    Income before income taxes              13.8 %     13.7 %       9.7 %
                                           -----      -----

 Income tax expense                         (5.6)%     (5.5)%      12.4 %
                                           -----      -----
    Net income                               8.2 %      8.2 %       7.9 %
                                           =====      =====


Net Revenues

Sales for the three months ended June 30, 1998, increased approximately 9% over the comparable period in the prior year, primarily as a result of increased average sales price per case resulting from changes in product mix as well as selected price increases.

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)


Gross Profit

Gross profit for the three months ended June 30, 1998, increased by approximately 20% over the comparable period in the prior year, primarily as a result of the increased sales price per case mentioned above, without corresponding increases in production cost.

Selling, General and Administrative (SG&A)  Expenses

SG&A expenses for the three months ending June 30, 1998, increased by 32% over the comparable period in the prior year. This increase is primarily the result of planned increases in marketing expenditures and increases in selling expenses attributable to increased sales revenue.

Operating Income

Operating income for the three months ended June 30, 1998, increased by 4% from the comparable period in the prior year. This increase was due to higher gross profit, offset by increased operating expenses, both discussed above.

Other Income (Expenses)

Net interest expense for the three months ended June 30, 1998, decreased by 6% from the comparable period in the prior year, primarily due to improved terms on short-term debt financing first attained in June of 1997, as well as slightly lower average levels of outstanding interest-bearing debt.

Equity in Net Income of Chateau Duhart-Milon

The Company's 23.5% equity interest in the net income of Societe Civile Chateau Duhart-Milon ("Duhart-Milon") for the three months ended June 30, 1998, was $316,000, as compared to $193,000 during the comparable period in the prior year. This 63% increase is primarily attributable to increased demand for Bordeaux wines and corresponding price-increases of the wines.

The investment in Duhart-Milon is a long-term investment denominated in French Francs. The Company maintains a reserve for currency translation which was valued at $2,179,000 as of June 30, 1998.

Minority Interest

The Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") individual financial statements are consolidated in full within the Company's financial statements. The interests of parties other than the Company in the net earnings of EVV and CRV are accounted for as "minority interests." The minority interests for the three-month periods ended June 30, 1998, and 1997, were as follows (in thousands):


                                                      Three months ended
                                                            June 30
                                        Minority       ------------------
Venture   Minority Owner                 Percent        1998        1997
-------   --------------                 -------       ------      ------
EVV       Paragon Vineyard Co., Inc.      50.00%       $  172      $  121
CRV       Various                         49.50%           71          22
                                                       ------      ------
                                                       $  243      $  143
                                                       ======      ======


The approximately 70% increase in the minority interests of EVV and CRV reflects the improved net results of EVV and CRV between the three-month periods ended June 30, 1997, and 1998.

Net Income

Net income for the three months ended June 30, 1998, and 1997, was $720,000 and $667,000, respectively, reflecting an increase of 8% primarily as a result of all factors discussed above.

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)


SEASONALITY

The company has and will experience changes in net revenue from quarter to quarter as a result of seasonal factors. Although the timing of wine released for sale varies from year to year, most wines are released around the September and October months. Additionally, sales are typically highest during the last three months of the calendar year due, in part, to heavy holiday sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $2,782,000, or 10%, during the three-month period ending June 30, 1998. This resulted primarily from the following: 1) $1 million received due to an exercise of warrants (which resulted in a purchase of 142,857 shares); 2) an advance of $4.5 million from Pacific Gas and Electric ("PG&E") related to the Carmenet Vineyard fire of July 1996 - this advance was recorded as a "Settlement advance" in the Company's balance sheet as of June 30, 1998 (items 1 and 2 were more fully described in the Company's Form 10-K for the year ended March 31, 1998, on file with the Securities and Exchange Commission). These items were partly offset by investments in inventory in anticipation of next year sales.

As of July 31, 1998, the Company had lines of credit totaling $16.3 million of which $7.2 million had been drawn.

The Company is not aware of any potential impairments to its liquidity and believes that its capital resources are adequate to meet the current and historic levels of capital expenditures and liquidity needs of the Company.


"EL NINO"

The weather phenomenon commonly referred to as "El Nino" produced heavy Spring rains which resulted in colder and wetter soils than are typical during California's grape growing season. Consequently, California vines are experiencing a delay in flowering and fruit setting, which is expected to postpone the harvesting of such grapes by approximately two to three weeks. A risk associated with such a delay in harvest is the possibility of rot, due to potential exposure to early winter rains, which could affect quality and quantity. Although this risk exists every year, 1998 weather conditions appear to be less predictable than usual and thus increases the possibility thereof.

Excluding the potential risk of rot described above, however, there is currently no indication whether the Company's 1998 harvest will be affected by El Nino in terms of quality. With respect to quantities of its most significant crops, however, the Company has estimated that the harvest of Chardonnay, Merlot and Cabernet Sauvignon will yield normal-size crops on average. The harvest of Pinot Noir, on the other hand, will yield a smaller than normal-size crop in terms of quantity. By comparison, the 1997 harvest yielded above-normal quantities for all the above varietals.

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

The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures. While the Company believes it is doing everything technologically possible to assure Year 2000 compliance, it is to some extent dependent upon vendor cooperation. However, preliminary estimates of the compliance-related costs, based on internal projections, are approximately $15,000. The Company also recognizes that any Year 2000 compliance failures could result in additional expenses to the Company, the materiality of which cannot be predicted at this time.

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)


FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements," which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this form 10-Q, the terms "anticipates," "expects," "estimates," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made herein relating to the anticipated effects of "El Nino", the sufficiency of funds for the Company's working capital requirements, and the Company's expectation that sufficient cash flow will continue to be provided from operations, are forward looking statements. Factors that may cause such differences include, but are not limited to: (i) future and past weather and general farming conditions affecting annual harvest quantity as well as quality; (ii) variations in market taste as well as demand; and (iii) changes in the wine industry regulatory environment. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-K for the year ended March 31, 1998.

                          The Chalone Wine Group, Ltd.

                          PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit Number
                27          Financial Data Schedule

     (b) Reports.  None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 1998                          The Chalone Wine Group, Ltd.
                                                --------------------------------
                                                        (Registrant)


                                                /s/ Thomas B. Selfridge
                                                --------------------------------
                                                Thomas B. Selfridge
                                                President and Chief Executive
                                                Officer




Dated: August 10, 1998                          /s/ Francois P. Muse
                                                --------------------------------
                                                Francois P. Muse
                                                (Acting) Chief Financial Officer
                                                and Treasurer