Form 10-Q
period 1998-09-30
CHALONE WINE GROUP LTD
filed 1998-11-16
CIK 742685

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

     For the quarterly period ended September 30, 1998

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
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

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

                                 Yes _X_ No ___

The number of shares outstanding of Registrant's Common Stock on November 10, 1998 was 8,691,559.

--------------------------------------------------------------------------------
================================================================================

                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

        Consolidated Balance Sheets as of September 30, 1998,
        and March 31, 1998.                                                   3

        Consolidated Statements of Operations for the three-month
        and six month periods ended September 30, 1998 and 1997.              4

        Consolidated Statements of Cash Flows for the three-month
        and six month periods ended September 30, 1998 and 1997.              5

        Notes to Consolidated Financial Statements.                           6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Item 3. Disclosures about market risk                                        13


                     PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     17

                                                    The Chalone Wine Group, Ltd.

                                                     CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)

                                                               ASSETS
                                                                                                 (unaudited)
                                                                                                 September 30,            March 31,
                                                                                                      1998                  1998
                                                                                                    --------               --------
Current assets:
     Cash and cash equivalents                                                                      $    213               $  2,232
     Accounts receivable, less allowance for doubtful
         accounts of $99 and $92, respectively                                                         8,295                  6,597
     Notes receivable                                                                                    119                    197
     Income tax receivable                                                                                58                   --
     Note receivable from officer                                                                       --                       65
     Inventory                                                                                        34,444                 34,277
     Prepaid expenses                                                                                    344                    450
     Deferred income taxes                                                                                14                     14
                                                                                                    --------               --------
         Total current assets                                                                         43,487                 43,832
Investment in Chateau Duhart-Milon                                                                    11,033                  9,480
Notes receivable, long-term portion                                                                      228                    130
Property, plant and equipment - net                                                                   34,657                 30,131
Goodwill and trademarks - net                                                                          6,311                  6,473
Other assets                                                                                             720                    248
                                                                                                    --------               --------
              Total assets                                                                          $ 96,436               $ 90,294
                                                                                                    ========               ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                                       $  2,793               $  3,425
     Bank lines of credit                                                                             11,531                 10,952
     Other short term debt                                                                              --                      952
     Convertible subordinated debentures                                                               8,500                   --
     Current maturities of long-term obligations                                                         564                    709
                                                                                                    --------               --------
         Total current liabilities                                                                    23,388                 16,038
Long-term obligations, less current maturities                                                         8,202                  9,624
Convertible subordinated debentures                                                                     --                    8,500
Settlement advance                                                                                     4,500                   --
Deferred income taxes                                                                                  2,049                  2,049
                                                                                                    --------               --------
              Total liabilities                                                                       38,139                 36,211
                                                                                                    --------               --------

Minority interest                                                                                      4,190                  3,678
Shareholders' equity:
    Common stock - authorized 15,000,000 shares, no
          par value; issued and outstanding: 8,691,137
          and 8,393,979, respectively                                                                 48,861                 46,871
    Stock subscription receivable                                                                     (1,007)                  --
    Retained earnings                                                                                  7,690                  5,993
    Cumulative foreign currency translation adjustment                                                (1,437)                (2,459)
                                                                                                    --------               --------
              Total shareholders' equity                                                              54,107                 50,405
                                                                                                    --------               --------
              Total liabilities and shareholders' equity                                            $ 96,436               $ 90,294
                                                                                                    ========               ========

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                                                    The Chalone Wine Group, Ltd.

                                                Consolidated Statements of Operations
                                          (unaudited, in thousands, except per-share data)

                                                                      Three months ended                     Six months ended
                                                                         September 30                           September 30
                                                                  ---------------------------           ---------------------------
                                                                    1998               1997               1998               1997
                                                                  --------           --------           --------           --------
Gross revenues                                                    $ 11,361           $  9,250           $ 20,376           $ 17,537
     Excise taxes                                                     (248)              (243)              (451)              (454)
                                                                  --------           --------           --------           --------
Net revenues                                                        11,113              9,007             19,925             17,083
Cost of wines sold                                                  (6,282)            (5,224)           (11,002)            (9,882)
                                                                  --------           --------           --------           --------
     Gross profit                                                    4,831              3,783              8,923              7,201
Custom processing operations                                            23                117                 23                117
SG&A expenses                                                       (2,612)            (1,838)            (5,146)            (3,758)
                                                                  --------           --------           --------           --------
     Operating income                                                2,242              2,062              3,800              3,560
Other income (expenses)
     Interest expense                                                 (423)              (518)              (842)              (973)
     Other, net                                                        (44)                51                (36)                70
                                                                  --------           --------           --------           --------
                                                                      (467)              (467)              (878)              (903)

Equity in Chateau Duhart-Milon                                         215               --                  531                193
Minority interests                                                    (332)              (255)              (575)              (398)
                                                                  --------           --------           --------           --------
     Income before income taxes                                      1,658              1,340              2,878              2,452
Income tax expense                                                    (681)              (536)            (1,181)              (981)
                                                                  --------           --------           --------           --------
     Net income                                                   $    977           $    804           $  1,697           $  1,471
                                                                  ========           ========           ========           ========

Net income per common share:
     Basic                                                        $   0.11           $   0.10           $   0.20           $   0.19
     Diluted                                                      $   0.11           $   0.10           $   0.19           $   0.18

Average number of shares used
   in income per share computation:
     Basic                                                           8,692              7,790              8,636              7,665
     Diluted                                                         8,892              8,283              8,883              8,370

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                                                    The Chalone Wine Group, Ltd.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited, in thousands)

                                                                              Three months ended               Six months ended
                                                                                 September 30                     September 30
                                                                            -----------------------         -----------------------
                                                                             1998             1997            1998            1997
                                                                            -------         -------         -------         -------
Cash flows from operating activities:
    Net earnings                                                            $   977         $   804         $ 1,697         $ 1,471
    Non-cash transactions included in earnings:
      Depreciation                                                              468             364             932             745
      Amortization                                                               82              41             162              86
      Equity in net income of Chateau Duhart-Milon                             (215)           --              (531)           (193)
      Increase in minority interest                                             340             255             583             398
      Exchange rate gain                                                       --                 9            --              --
      Loss on sale of equipment                                                  92               1              92               3
      Changes in:
        Settlement advance                                                     --              --             4,500            --
        Accounts and other receivable                                        (2,300)           (756)         (1,698)           (664)
        Inventory                                                               741          (2,045)           (167)         (2,129)
        Prepaid expenses and other assets                                      (156)           --              (424)            (68)
        Accounts payable and accrued expense                                    243           1,646            (632)          1,919
                                                                            -------         -------         -------         -------
      Net cash provided by operating activities                                 272             319           4,514           1,568
                                                                            -------         -------         -------         -------

Cash flows from investing activities:
    Capital expenditures                                                     (3,350)         (2,520)         (5,550)         (4,539)
    Proceeds from disposal of property and equipment                           --                95            --               100
    Net increase in notes receivable                                            (20)            (125)           (20)            --
                                                                            -------         -------         -------         -------
      Net cash used in investing activities                                  (3,370)         (2,550)         (5,570)         (4,439)
                                                                            -------         -------         -------         -------

Cash flows from financing activities:
    Net change under line of credit agreement                                 4,240           2,968             579           3,826
    Decrease in short-term debt                                                --              --              (952)           --
    Distribution to minority interest                                          --              --               (71)            (38)
    Repayment of long-term debt                                              (1,110)           (760)         (1,567)         (1,097)
    Proceeds from issuance of common stock                                        4              11           1,048              56
                                                                            -------         -------         -------         -------
      Net cash provided by (used in) financing activities                     3,134           2,219            (963)          2,747
                                                                            -------         -------         -------         -------

Net increase (decrease) in cash                                                  36             (12)         (2,019)           (124)
Cash at beginning of period                                                     177             134           2,232             246
                                                                            -------         -------         -------         -------
Cash at end of period                                                       $   213         $   122         $   213         $   122
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

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                          The Chalone Wine Group, Ltd.

                   Notes to Consolidated Financial Statements


NOTE 1 - Consolidated Financial Statements

The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three-month and six-month periods ended September 30, 1998, and 1997, and the consolidated statements of cash flows for the three-month and six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flow at September 30, 1998, and for all periods presented have been made.

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

NOTE 3 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 ("SFAS 130") Reporting Comprehensive Income. SFAS 130 requires the additional reporting of a new measure of income which takes into account certain elements otherwise recorded as part of equity. For all periods presented, the difference between net income and comprehensive income consists of the changes in the cumulative foreign currency translation adjustment included as part of the Company's equity.

The following is a reconciliation of net income and comprehensive income (in thousands):

                                                                                   Three months ended             Six months ended
                                                                                     September 30                  September 30
                                                                                 ---------------------        ---------------------
                                                                                  1998           1997          1998          1997
                                                                                 -------       -------        -------       -------
Net income                                                                       $   977       $   804        $ 1,697       $ 1,471
Change in cumulative foreign currency translation adjustment                         742           (74)         1,022          (449)
                                                                                 -------       -------        -------       -------
Comprehensive income                                                             $ 1,719       $   730        $ 2,719       $ 1,022
                                                                                 =======       =======        =======       =======


NOTE 4 - Earnings  per Share

The Company adopted Statement of Financial Accounting No.128 ("SFAS 128") - Earnings per Share. As a result of the adoption of SFAS 128, earnings per share amounts for the three month and six month periods ended September 30, 1997, have been restated to conform to the new standard. This standard requires dual presentation of two earnings per share ("EPS") amounts, basic EPS and diluted EPS. Basic EPS represents the income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents the income available to common stockholders divided by the weighted average of common shares outstanding while also giving effect to the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted earnings per share for the Company is the inclusion of dilutive stock options and stock warrants, the effect of which is calculated using the treasury stock method as shown below. The Company's convertible debentures are excluded from the computation, as these have had, and continue to have, an antidilutive effect.

                          The Chalone Wine Group, Ltd.

The following is a reconciliation of the figures used in deriving basic EPS and those used in calculating diluted EPS:

                                            (in thousands, except per-share data)

                                                       Basic EPS                                                 Diluted EPS
                                                      ------------                                               -----------
                                                                             Effect of dilutive securities         Income
                                                                             -----------------------------       available to
                                                         Income                                                     common
                                                      available to                                               stockholders
                                                         common                                                  and assumed
                                                      stockholders           Warrants       Stock options        conversion
                                                      ------------           --------       -------------        ----------
Three months ended September 30, 1998:
   Income                                                  $   977                --               --                $   977
   Shares                                                    8,692               198                2                  8,892
                                                     --------------                                          ------------------
   EPS                                                     $  0.11                                                   $  0.11
                                                     ==============                                          ==================

Three months ended September 30, 1997:
   Income                                                  $   804                --               --                $   804
   Shares                                                    7,790               375              118                  8,283
                                                     --------------                                          ------------------
   EPS                                                     $  0.10                                                   $  0.10
                                                     ==============                                          ==================

Six months ended September 30, 1998:
   Income                                                  $ 1,696                --               --                $ 1,696
   Shares                                                    8,636               214               33                  8,883
                                                     --------------                                          ------------------
   EPS                                                     $  0.20                                                   $  0.19
                                                     ==============                                          ==================

Six months ended September 30, 1997:
   Income                                                  $ 1,471                --               --                $ 1,471
   Shares                                                    7,665               538              167                  8,370
                                                     --------------                                          ------------------
   EPS                                                     $  0.19                                                   $  0.18
                                                     ==============                                          ==================


                          The Chalone Wine Group, Ltd.


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements that are not historical facts, so called "forward looking statements," which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "estimates," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. For example, statements made herein relating to the 1998 harvest, conversion of a majority of the currently outstanding convertible debentures, the Company's working capital requirements, the anticipated future results of Edna Valley Vineyard joint venture and Canoe Ridge Vineyard, LLC, and the Company's expectation that sufficient cash flow will continue to be provided from operations, are forward looking statements. Factors that may cause actual results to vary include, but are not limited to: (i) future and past weather and general farming conditions affecting the annual grape harvest; (ii) variations in consumer taste and preference; (iii) changes in the wine industry regulatory environment; and (iv) changes in the fair market value of the Company's common stock. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-K for the year ended March 31, 1998.

DESCRIPTION OF THE BUSINESS

The Chalone Wine Group, Ltd. is a Napa, California-based company that produces, markets and sells primarily super and ultra-premium white and red varietal table wines. In California, the company owns and operates Chalone Vineyard(R) in Monterey County, Acacia(TM) Winery in the Carneros District of Napa County, Carmenet(R) Vineyard in Sonoma County, and in conjunction with its 50% joint-venture partner, Paragon Vineyard Co., owns and operates Edna Valley Vineyard(R) in San Luis Obispo County. In the State of Washington, the Company owns a 50.5% interest in Canoe Ridge(R) Vineyard. In the Bordeaux region of France, the Company owns 23.5% of the fourth-growth estate of Chateau Duhart-Milon in partnership with Domaines Barons de Rothschild (Lafite) ("DBR"), which owns the remaining 76.5% interest in Chateau Duhart-Milon.

With a view to introducing new consumers to its family of wines, the Company recently expanded its product line with the launch of the "Echelon(TM)" brand. Taking advantage of the Company's diverse vineyard resources, the mid-priced Echelon label is expected to reach a larger and entirely new market segment, while permitting the Company's super and ultra-premium labels to maintain its reputation for quality. During the six months ended September 30, 1998, 60,000 cases of Echelon Chardonnay and 25,000 cases of Pinot Noir were made available for sale. A Merlot and Syrah are planned for the Echelon label during 1999.

In addition to, and as a result of, an investment in the Company by DBR, the Company receives an allocation of DBR wines for resale, including an allocation from Chateau Lafite-Rothschild, a first growth Bordeaux chateau, which is generally regarded as one of the world's most exclusive wine producers.

                          The Chalone Wine Group, Ltd.


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)


RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net revenues of certain items in the Company's statements of operations for the three month and six month periods ended September 30, 1998, and 1997, and the percentage change in such items between the comparable period in those years:

                                              Three months ended           Percent             Six months ended           Percent
                                                  September 30              Change               September 30             Change
                                          ----------------------------    -----------    ---------------------------    ------------
                                              1998            1997         98 vs 97          1998            1997         98 vs 97
                                          ------------    ------------    -----------    ------------    -----------    ------------
Net revenues                                    100.0 %         100.0 %      23.4 %            100.0 %         100.0 %       16.6 %
Cost of wines sold                              (56.5)%         (58.0)%      20.3 %            (55.2)%         (57.8)%       11.3 %
                                          ------------    ------------                   ------------    ------------
   Gross profit                                  43.5 %          42.0 %      27.7 %             44.8 %          42.2 %       23.9 %

Custom processing operations                      0.2 %           1.3 %     (80.3)%              0.1 %           0.7 %      (80.3)%
SG&A expenses                                   (23.5)%         (20.4)%      42.1 %            (25.8)%         (22.0)%       36.9 %
                                          ------------    ------------                   ------------    ------------
   Operating income                              20.2 %          22.9 %       8.7 %             19.1 %          20.8 %        6.7 %
                                          ------------    ------------                   ------------    ------------

Other income (expenses):
   Interest                                      (3.8)%          (5.8)%     (18.3)%             (4.2)%          (5.7)%      (13.5)%
   Other, net                                    (0.4)%           0.6 %    (186.3)%             (0.2)%           0.4 %     (151.4)%
                                          ------------    ------------                   ------------    ------------
                                                 (4.2)%          (5.2)%        --               (4.4)%          (5.3)%       (2.8)%

Equity in Chateau Duhart-Milon                    1.9 %            --         n/a                2.7 %           1.1 %      175.1 %
Minority interests                               (3.0)%          (2.8)%      30.2 %             (2.9)%          (2.3)%       44.5 %
                                          ------------    ------------                   ------------    ------------
   Income before income taxes                    14.9 %          14.9 %      23.7 %             14.4 %          14.4 %       17.4 %
                                          ------------    ------------                   ------------    ------------

Income tax expense                               (6.1)%          (6.0)%      27.1 %             (5.9)%          (5.7)%       20.4 %
                                          ------------    ------------                   ------------    ------------
   Net income                                     8.8 %           8.9 %      21.5 %              8.5 %           8.6 %       15.4 %
                                          ============    ============                   ============    ============


Net Revenues

Sales for the three-month and six-month periods ended September 30, 1998, increased approximately 23% and 17% respectively, over the comparable periods in the prior year, primarily as a result of increased case sales. The current quarter's results were materially affected by sales of wines under the new Echelon label, and improved average sales prices per case resulting from changes in product mix and selected price increases.

Gross Profit

Gross profit for the three months and six months ended September 30, 1998, increased by approximately 28% and 24% respectively, over the comparable periods in the prior year. The increased gross profit in the current quarter was a result of increased case sales and higher prices (as mentioned above) without corresponding increases in production costs.

Selling, General and Administrative (SG&A)  Expenses

SG&A expenses for the three months and six months ended September 30, 1998, increased by approximately 42% and 37% respectively, over the comparable periods in the prior year. These increases primarily are the result of planned increases in selling expenses.

Also contributing to these increased SG&A expenditures are certain non-recurring charges attributable to organizational changes.

                          The Chalone Wine Group, Ltd.


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)


Custom Processing Operations

Custom processing revenue is obtained from third-party wineries, net of related expenses for grape crushing or wine-bottling. The Company cannot predict the materiality of such operations or future operating results, as this source of revenue is highly unpredictable and entirely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.

The decrease of 80% in both the three-month and six-month periods ended September 30, 1998 compared to the comparable periods in the prior year were due to less custom crush demand, partly offset by increased custom bottling demand.

Operating Income

Operating income for the three months and six months ended September 30, 1998, increased by 9% and 7%, respectively, from the comparable periods in the prior year. These increases were due to higher gross profits, offset by increased SG&A expenses and fewer custom processing fees (Other Revenue from Operations), all of which are discussed above.

Other Income (Expenses)

Interest expense comprised more than 90% of total Other Income (Expenses) for all periods presented. Interest expense for the three months and six months ended September 30, 1998, decreased by 18% and 14%, respectively, from the comparable periods in the prior year, primarily due to improved terms on, and lower average levels of, outstanding indebtedness.

Equity in Net Income of Chateau Duhart-Milon

The Company experienced record results during the six months ended September 30, 1998 from its investment in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"). Specifically, the Company's 23.5% equity interest in the net income of Duhart-Milon for the three months and six months ended September 30, 1998, was $215,000 and $531,000 respectively, as compared to $0 and $193,000, respectively, during the comparable periods in the prior year. These 100% and 175% increases, respectively, are primarily attributable to exceptionally high demand for the 1996 vintage of Bordeaux wines. The 1996 vintage is expected to be one of the Bordeaux region's most successful vintages in the past twenty years. Due to the exceptional nature of the 1996 vintage, current year results may not be indicative of future results.

The Company monitors its investment in Duhart-Milon primarily through its on-going communication with Domaines Barons de Rothschild (DBR). Such communication is facilitated by the presence of the Company's chairman on DBR's Board of Directors, and DBR's representation on the Company's Board of Directors. Additionally, various key employees of the Company make frequent visits to Duhart-Milon's offices and productions facilities.

Since the investment in Duhart-Milon is a long-term investment denominated in French Francs, the Company maintains a reserve for currency translation which was valued at $1,437,000 as of September 30, 1998. This reserve was reduced from $2,459,000 as of March 31, 1998 and $2,179,000 as of June 30, 1998 due to the
steady increase in the relative worth of the French Franc when compared to the U.S. dollar during the six months ended September 30, 1998.

                          The Chalone Wine Group, Ltd.


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)


Minority Interest

The Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") individual financial statements are consolidated in full within the Company's financial statements. The interests of parties other than the Company in the net earnings of EVV and CRV are accounted for as "minority interests." The minority interests for the three-month and six-month periods ended September 30, 1998, and 1997, were as follows (in thousands):

                                                         Three months ended         Six months ended
                                                             September 30              September 30
                                             Minority  -------------------------  -------------------------
  Venture            Minority Owner           Percent      1998         1997          1998         1997
------------- ------------------------------ --------- ------------ ------------  ------------ ------------
EVV           Paragon Vineyard Co., Inc.        50.0%        $ 228        $ 235         $ 400        $ 356
CRV           Various                           49.5%          104           20           175           42
                                                       ------------ ------------  ------------ ------------
                                                             $ 332        $ 255         $ 575        $ 398
                                                       ============ ============  ============ ============


The approximately 30% and 45% increase in the minority interests of EVV and CRV for the three months and six-months periods ended September 30, 1997, and 1998 respectively, reflects the improved net results of EVV and CRV between the those periods. The Company anticipates that such net results for both EVV and CRV will continue to improve from year to year, and that minority interest will thus increase accordingly.

Net Income

Net income for the three months and six months ended September 30, 1998, was $977,000 and $1,697,000, respectively, reflecting increases of approximately 22% and 15% over the comparable periods in the prior year. By comparison, the net income for the three months ended June 30, 1998 was only 8% higher than in the comparable period in the prior year. The improved relative performance in the three months ended September 30, 1998 was primarily attributable to gross profits and equity in Duhart-Milon.

"EL NINO"

The weather phenomenon commonly referred to as "El Nino" produced heavy Spring rains and cooler weather, which resulted in colder and wetter soils than are typical during California's grape growing season. Consequently, the harvest was postponed by approximately four to six weeks - depending on the geographical location and varietals. The primary risk associated with such a delay in harvest is rot, due to possible exposure to early winter rains, which can affect quality and quantity. Mostly as a result of 1) arctic weather fronts which brought colder weather conditions than normal during September and October, and 2) experiencing very few early winter rains, the Company believes that rot was largely avoided.

The unusual weather conditions resulting from El Nino impacted quantity and quality of the Company's 1998 estate harvest. Quantities of the Company's most significant crops ranged from normal-sized yields to 50% of normal yields (depending on the varietal and the particular estate).

Despite the foregoing reduction in the yield of certain crops, the harvested estate crops, in combination with contracted grape purchases (most of which are tonnage-based), are expected to permit the Company to meet originally anticipated sales-projections in its Chardonnay, Cabernet and Merlot varietals which together, historically have comprised between 80% and 85% of its aggregate annual production.

                          The Chalone Wine Group, Ltd.


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Working Capital:

During the six-month period ending September 30, 1998, working capital decreased by $7.7 million, or 28%, from $27.8 million to $20.1 million. This was primarily due to the following: 1) a change in classification for $8.5 million of convertible subordinated debentures from long-term debt to current debt; 2) capital expenditures of $5.6 million incurred both as a result of normal operations and selected expansion of certain Company production facilities; offset by 3) $1.0 million received from the net proceeds of warrant exercises (which resulted in a purchase of 142,857 shares of the Company's common stock); and 4) an advance of $4.5 million from Pacific Gas and Electric ("PG&E") related to the Carmenet Vineyard fire of July 1996.

The $8.5 million of convertible subordinated debentures are convertible to 965,098 shares of the Company's common stock and will mature in April, 1999. The Company believes that the majority of such debentures will convert to stock when due. The advance of $4.5 million from PG&E was recorded as a "Settlement
Advance" on the Company's balance sheet as of September 30, 1998. Upon settlement, this amount will be recognized in the Company's Statement of Operations. The Company currently anticipates that settlement will be reached during the three month period ending December 31, 1998. Both the convertible debentures and the PG&E advance were more fully described in the Company's Form 10-K for the year ended March 31, 1998, on file with the Securities and Exchange Commission.

Cash Flows:

Cash flow from operations increased by $2.9 million, or 188%, in the six months ended September 30, 1998 vs. the comparable period in the prior year. This was primarily a result of the receipt of the $4.5 million from PG&E discussed above. Cash flow from investing activities decreased by 30% and 24% from the comparable periods in the prior year, respectively, in the three-month and six-month periods ended September 30, 1998, mostly as a result of increased capital expenditures. Cash flow from financing activities was $3.1 million in the three-month period ended September 30, 1998, primarily due to increased borrowing under the Company's line of credit, offset by an early payment of long term debt of $1.1 million. During the six months ended September 30, 1998, however, cash flow from financing activities was $(1.0) million primarily as a result of cash outflows of $2.5 million due to repayments of short-term and long-term debt, offset by cash inflows of $1.0 million received due to an exercise of warrants (as mentioned above).

General:

As of October 26, 1998, the Company had lines of credit totaling $16.3 million, of which $11.6 million had been drawn.

The Company is not aware of any potential impairments to its liquidity and believes that its capital resources are adequate to meet current and historic levels of capital expenditures and liquidity needs of the Company, including all amounts potentially due in April 1999 to repay the convertible subordinated debentures.

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

The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures. However, the Company believes that its exposure to year 2000 issues remains relatively minor in comparison to most industrial enterprises because of its relatively low reliance on computerized systems.

While the Company believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation. Preliminary estimates of the compliance-related costs, based on internal projections, are approximately $15,000. The Company recognizes that any year 2000 compliance failures could result in additional expenses to the Company, the materiality of which cannot be predicted at this time.

                          The Chalone Wine Group, Ltd.


Item 3.    Disclosures About Market Risk

You should carefully consider, among other factors, the matters described below before purchasing any Chalone common stock. This list of factors is not exhaustive.

Unpredictability of Future Operating Results; Likely Fluctuations in Quarterly Operating Results

We have experienced, and expect to continue to experience, significant fluctuations in revenues and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and cannot be relied upon as indicators of future performance. In addition, there can be no assurance that our revenues will grow or be sustained in future periods or that we will maintain our current profitability in the future. Significant factors in these quarterly fluctuations, none of which are within our control, are changes in consumer demand for our wines, the affect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us, interest rates and other business and economic conditions. Additionally, sales volume tends to be affected by price increases, distributors' inventory levels and the timing of releases for certain wines, among other factors. Consequently, we have experienced, and expect to continue to experience, seasonal fluctuations in revenues and operating results.

A large portion of our expenses are fixed and difficult to reduce in a short period of time. In quarters when revenues do not meet our expectations, our level of fixed expenses tends to exacerbate the adverse effect on net income. In quarters when our operating results are below the expectations of public market analysts or investors, the price of our common stock may be adversely affected.

Geographical Concentration of Sales;  Dependence on Certain Types of Wines

In its fiscal year ended March 31, 1998, approximately 66% of our wine sales were concentrated in [number] of states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase. Reduced consumer confidence and spending also may result in reduced demand overall for wines which may limit our ability to increase prices or require us to increase selling and promotional expenses.

Approximately 90% of our net revenues in the fiscal year ended March 31, 1998 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 61%, 76%, 9% and 4% of our fiscal 1998 net revenues, respectively.

A sudden and unexpected shift in consumer preferences or a reduction in sales of wine generally or in a particular geographic area, in wine varietals or types, particularly Chardonnay, could have a material adverse effect on our business.

Competition

The premium table wine industry is intensely competitive and highly fragmented. Our wines compete in all of the premium wine market segments with many other premium domestic and foreign wines, with imported wines coming primarily from the Burgundy and Bordeaux regions of France and, to a lesser extent, Italy, Chile and Australia. Our wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, nonalcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios.

Additionally, the wine industry has experienced significant consolidation. In view of these factors, there can be no assurance that we will be able to continue to compete effectively with larger or better capitalized companies.

Risks of Seasonality

Our business is subject to seasonal as well as quarterly fluctuations in revenues and operating results. Our sales volume tends to increase during the summer months and the holiday season. Our sales volume typically decreases after the holidays. As a result, our sales and earnings are typically highest during the fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our level of borrowing. For example, our borrowing levels typically peak during the Winter when we have to pay for harvest costs and may have to make contractual payments to grape growers.

                          The Chalone Wine Group, Ltd.

Agricultural Risks

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases and pests and extreme weather conditions can materially and adversely affect the quality and quantity of grapes available to us. This could materially and adversely affect the quality and supply of our wines and our operating results. Future government restrictions regarding the use of certain materials used in grape growing also may have a material adverse effect on vineyard costs and production.

Grape growing requires adequate water supplies. We generally supply our vineyards' water needs through wells and reservoirs located on our properties. We believe that we have adequate water supplies to meet the needs of all of our vineyards. However, a substantial reduction in water supplies could result in material losses of grape crops and vines.

Many California vineyards, including vineyards in northern California, have been infested with phylloxera, a root louse that renders a vine economically unproductive within a few years after infestation. The current strain of phylloxera primarily affects vines of a certain type. Our vineyard properties are primarily planted to rootstocks believed to be resistant to phylloxera. However, we cannot be certain that our existing vineyards or the rootstocks we are now using in our planting and replanting programs will not in the future become susceptible to current or new strains of phylloxera, plant insects or diseases, any of which could adversely affect our business.

Risks of Fluctuations in Quantity and Quality of Grape Supply

The adequacy of our grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While we believe that we can secure sufficient supplies of grapes from a combination of our own production and from grape supply contracts with independent growers, we cannot be certain that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in our wine production costs.

Industry trends point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the supply of premium wine grapes and the amount of wine which will be produced in the future. This expected increase in grape production could result in an excess of supply over demand and force wineries to reduce or not increase prices.

Risks of Dependence on Distribution Network

We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the
United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our Wine Library and direct mail. Sales to our largest distributor and to our seventeen largest distributors combined, represented approximately 5% and 36%, respectively, of our net revenues during fiscal 1998. Sales to our ten largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could have a material adverse effect on our business.

Risk of Government Regulation

The wine industry is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Expansion of our existing facilities and development of new vineyards and wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes and international tariffs, could materially adversely affect our financial results. Future legal or regulatory challenges to the industry, either individually or in the aggregate, could have a material adverse effect our business.

                          The Chalone Wine Group, Ltd.

Need for Additional Capital

The premium wine industry is a capital-intensive business which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years which must be financed by cash from operations or additional borrowings or other financing.

Risks from Consumer Perception of Health Issues Related to Alcohol Consumption

A number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, but other studies suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support, it could have a material adverse effect on the industry and our business.

Operating Hazards

We necessarily use pesticides and other hazardous substances in the operation of our business. Although we take many precautions to minimize and manage the risks of contamination, if hazardous substances are discovered on, or emanating from, any of our properties and their release presents a threat of harm to public health or the environment, we may be held strictly liable for the cost of remediation. These costs could be substantial and have a material adverse effect on our business and financial condition.

We also are subject to certain hazards and liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of our wines could result in the need for a product recall which could significantly damage our reputation for product quality, which we believe is one of our principle competitive advantages. We maintain insurance against these kinds of risks, and others, under various general liability and product liability insurance policies. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us.

Risks of Loss of Key Personnel

Our success depends to some degree upon the continued services of a number of key employees. Although some key employees are under employment contracts with us for specific terms, the loss of the services of one or more of our key employees could have a material adverse effect on our business, particularly if one or more of our key employees resigns to join a competitor or to form a competing company. In such an event, despite provisions in our employment contracts which are designed to prevent the unauthorized disclosure or use of our trade secrets, practices or procedures by such personnel under these circumstances, we cannot be certain that we would be able to enforce these provisions or prevent such disclosures.

Risks From Foreign Operations

We conduct some of our import and export activity for wine and packaging supplies in foreign currency. We purchase our foreign currency on the spot market on an as-needed basis and engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on our operating results.

In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. We do not believe that our foreign exchange risk and international operations exposure is material at this time, but the volume of international transactions is increasing and may increase these risks in the future.

Risk of Dilution or Infringement of Company Trademarks

Our wines are branded consumer products, and we distinguish our wines from our competitor by strong and vigilant enforcement of our trademarks. There can be no assurance that competitors will refrain from using trademarks, trade-names or trade dress which dilute our intellectual property rights, and any such actions may require us to become involved in litigation to protect these rights. Litigation of this nature can be very expensive and tends to divert management's time and attention.

                          The Chalone Wine Group, Ltd.

Possible Volatility of Stock Price

The market price of our common stock fluctuates. All of the foregoing risks, among others not known or mentioned in this prospectus, may have a significant effect on the market price of the our shares. Additionally, stock markets have experienced extreme price and volume trading volatility in recent months and years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated or disproportionate to the specific company's operating performance. These broad market fluctuations may adversely affect the market price of our shares.

                          The Chalone Wine Group, Ltd.


                          PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit Number


                  20.8     Form 8-K: Item 5, Exercise of Warrants

                  27       Financial Data Schedule

     (b) Reports. One report to shareholders was filed with the Securities and Exchange Commission on Form 8-K.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 16, 1998                     The Chalone Wine Group, Ltd.
------------------------                     ----------------------------
                                                    (Registrant)


                                             /s/ Thomas B. Selfridge
                                             -----------------------------------
                                             Thomas B. Selfridge
                                             President and Chief Executive
                                             Officer




Dated: November 16, 1998                     /s/ Francois P. Muse
------------------------                     -----------------------------------
                                             Francois P. Muse
                                             (Acting) Chief Financial Officer
                                             and Treasurer