Form 10-Q
period 1998-12-31
CHALONE WINE GROUP LTD
filed 1999-02-16
CIK 742685

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

For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

                                Yes _X_   No ___

The number of shares outstanding of Registrant's Common Stock on February 11, 1999 was 8,698,226.


--------------------------------------------------------------------------------
================================================================================

                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements                                               Page

     Consolidated Balance Sheets as of December 31, 1998, and
     March 31, 1998.                                                         3

     Consolidated  Statements of  Operations  for the three months and
     nine months ended December 31, 1998 and 1997.                           4


     Consolidated  Statements  of Cash Flows for the three  months and
     nine months ended December 31, 1998 and 1997.                           5

     Notes to Consolidated Financial Statements.                             6

Item 2.  Management's  Discussion and Analysis of Financial  Condition
         and Results of Operations                                           8

Item 3. Disclosures about market risk                                       13


                          PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    17

                                                    The Chalone Wine Group, Ltd.


                                                     CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)

                                                               ASSETS
                                                                                                (unaudited)
                                                                                                December 31,             March 31,
                                                                                                    1998                    1998
                                                                                                  ---------               ---------
Current assets:
    Cash and cash equivalents                                                                     $   2,913               $   2,232
    Accounts receivable, less allowance for doubtful
        accounts of $79 and $92, respectively                                                         8,419                   6,597
    Notes receivable                                                                                     99                     197
    Income tax receivable                                                                               279                    --
    Note receivable from officer                                                                       --                        65
    Inventory                                                                                        41,063                  34,277
    Prepaid expenses                                                                                    617                     450
    Deferred income taxes                                                                             1,754                      14
                                                                                                  ---------               ---------
        Total current assets                                                                         55,144                  43,832
Investment in Chateau Duhart-Milon                                                                   11,228                   9,480
Notes receivable, long-term portion                                                                     228                     130
Property, plant and equipment - net                                                                  33,573                  30,131
Goodwill and trademarks - net                                                                         6,205                   6,473
Other assets                                                                                            905                     248
                                                                                                  ---------               ---------
             Total assets                                                                         $ 107,283               $  90,294
                                                                                                  =========               =========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                                      $   3,669               $   3,425
    Bank lines of credit                                                                             15,381                  10,952
    Other short term debt                                                                             5,000                     952
    Convertible subordinated debentures                                                               8,500                    --
    Current maturities of long-term obligations                                                         565                     709
                                                                                                  ---------               ---------
        Total current liabilities                                                                    33,115                  16,038
Long-term obligations, less current maturities                                                        8,357                   9,624
Convertible subordinated debentures                                                                    --                     8,500
Settlement advance                                                                                    4,500                    --
Deferred income taxes                                                                                 1,528                   2,049
                                                                                                  ---------               ---------
             Total liabilities                                                                       47,500                  36,211
                                                                                                  ---------               ---------
Minority interest                                                                                     4,209                   3,678
Shareholders' equity:
    Common stock - authorized 15,000,000 shares, no
          par value; issued and outstanding: 8,698,226
          and 8,393,979, respectively                                                                48,968                  46,871
    Stock subscription receivable                                                                    (1,007)                   --
    Retained earnings                                                                                 9,042                   5,993
    Cumulative foreign currency translation adjustment                                               (1,429)                 (2,459)
                                                                                                  ---------               ---------
             Total shareholders' equity                                                              55,574                  50,405
                                                                                                  ---------               ---------
             Total liabilities and shareholders' equity                                           $ 107,283               $  90,294
                                                                                                  =========               =========

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                                                    The Chalone Wine Group, Ltd.


                                                Consolidated Statements of Operations
                                          (unaudited, in thousands, except per-share data)

                                                                     Three months ended                     Nine months ended
                                                                        December 31,                           December 31,
                                                               ----------------------------            ----------------------------
                                                                 1998                1997                1998                1997
                                                               --------            --------            --------            --------
Gross revenues                                                 $ 12,573            $ 11,178            $ 32,949            $ 28,715
   Excise taxes                                                    (401)               (243)               (852)               (697)
                                                               --------            --------            --------            --------
Net revenues                                                     12,172              10,935              32,097              28,018
Cost of wines sold                                               (6,565)             (6,057)            (17,567)            (15,939)
                                                               --------            --------            --------            --------
   Gross profit                                                   5,607               4,878              14,530              12,079
Custom processing operations                                         43                 186                  66                 303
SG&A expenses                                                    (2,703)             (2,039)             (7,849)             (5,797)
                                                               --------            --------            --------            --------
   Operating income                                               2,947               3,025               6,747               6,585
Other income (expenses)
   Interest expense                                                (439)               (387)             (1,281)             (1,360)
   Other, net                                                        25                --                   (11)                 70
                                                               --------            --------            --------            --------
                                                                   (414)               (387)             (1,292)             (1,290)

Equity in Chateau Duhart-Milon                                      187                 103                 718                 296
Minority interests                                                 (432)               (401)             (1,007)               (799)
                                                               --------            --------            --------            --------
   Income before income taxes                                     2,288               2,340               5,166               4,792
Income tax expense                                                 (936)               (936)             (2,117)             (1,917)
                                                               --------            --------            --------            --------
   Net income                                                  $  1,352            $  1,404            $  3,049            $  2,875
                                                               ========            ========            ========            ========

Net income per common share:
   Basic                                                       $   0.16            $   0.18            $   0.35            $   0.37
   Diluted                                                     $   0.16            $   0.17            $   0.35            $   0.34

Average number of shares used
  in income per share computation:
   Basic                                                          8,697               7,813               8,656               7,692
   Diluted                                                        8,718               8,398               8,828               8,368

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                                                    The Chalone Wine Group, Ltd.


                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited, in thousands)

                                                                               Three months ended              Nine months ended
                                                                                  December 31,                     December 31,
                                                                            -----------------------         -----------------------
                                                                             1998            1997            1998            1997
                                                                            -------         -------         -------         -------
Cash flows from operating activities:
   Net earnings                                                             $ 1,352         $ 1,404         $ 3,049         $ 2,875
   Non-cash transactions included in earnings:
     Depreciation                                                             2,139           1,700           3,071           2,445
     Amortization                                                               106              41             268             124
     Equity in net income of Chateau Duhart-Milon                              (187)           (103)           (718)           (296)
     Increase in minority interest                                              432             401           1,007             799
     Loss (gain) on sale of equipment                                           (63)              3              29               6
     Changes in:
       Deferred income taxes                                                 (2,261)           --            (2,261)           --
       Settlement advance                                                      --              --             4,500            --
       Accounts and other receivable                                           (124)         (1,527)         (1,822)         (3,436)
       Inventory                                                             (6,619)         (2,512)         (6,786)         (4,641)
       Prepaid expenses and other assets                                       (679)           (110)         (1,103)           (186)
       Accounts payable and accrued expense                                     868           1,827             244           3,746
                                                                            -------         -------         -------         -------
     Net cash provided by operating activities                               (5,036)          1,124            (522)          1,436
                                                                            -------         -------         -------         -------

Cash flows from investing activities:
   Capital expenditures                                                      (1,117)         (1,197)         (6,667)         (5,736)
   Proceeds from disposal of property and equipment                             125              24             125             124
   Net (increase) decrease in notes receivable                                   85          (1,413)             65            (156)
                                                                            -------         -------         -------         -------
     Net cash used in investing activities                                     (907)         (2,586)         (6,477)         (5,768)
                                                                            -------         -------         -------         -------

Cash flows from financing activities:
   Net change under line of credit agreement                                  3,850           1,411           4,429           5,237
   Increase in short-term debt                                                5,237            --             4,285            --
   Distribution to minority interest                                           (405)           --              (476)            (38)
   Repayment of long-term debt                                                  (81)            (79)         (1,648)         (1,177)
   Proceeds from issuance of common stock                                        42              71           1,090             127
                                                                            -------         -------         -------         -------
     Net cash provided by financing activities                                8,643           1,403           7,680           4,149
                                                                            -------         -------         -------         -------

Net increase (decrease) in cash                                               2,700             (59)            681            (183)
Cash at beginning of period                                                     213             122           2,232             246
                                                                            -------         -------         -------         -------
Cash at end of period                                                       $ 2,913         $    63         $ 2,913         $    63
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

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                          The Chalone Wine Group, Ltd.

                   Notes to Consolidated Financial Statements


NOTE 1 - Consolidated Financial Statements

The consolidated balance sheet as of December 31, 1998, the consolidated statements of operations for the three months and nine months ended December 31, 1998, and 1997, and the consolidated statements of cash flows for the three months and nine months then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flow at December 31, 1998, and for all periods presented have been made.

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

The following is a reconciliation of net income and comprehensive income (in thousands):


                                        Three months ended    Nine months ended
                                            December 31,         December 31,
                                         -----------------    -----------------
                                           1998     1997        1998     1997
                                         -------   -------    -------   -------
Net income                               $ 1,352   $ 1,404    $ 3,049   $ 2,875
Change in cumulative foreign currency
  translation adjustment                       8      (127)     1,030      (576)
                                         -------   -------    -------   -------
Comprehensive income                     $ 1,360   $ 1,277    $ 4,079   $ 2,299
                                         =======   =======    =======   =======

NOTE 4 - Earnings  per Share

The Company has adopted Statement of Financial Accounting No.128 ("SFAS 128") - Earnings per Share. As a result of the adoption of SFAS 128, earnings per share amounts for the three months and nine months ended December 31, 1997, have been restated to conform to the new standard. This standard requires dual presentation of two earnings per share ("EPS") amounts, basic EPS and diluted EPS. Basic EPS represents the income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents the income available to common shareholders divided by the weighted average of common shares outstanding while also giving effect to the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted earnings per share for the Company is the inclusion of dilutive stock options and stock warrants, the effect of which is calculated using the treasury stock method as shown below. The Company's convertible debentures are excluded from the computation, as these have had, and continue to have, an antidilutive effect.

                          The Chalone Wine Group, Ltd.

The following is a reconciliation of the figures used in deriving basic EPS and those used in calculating diluted EPS:

                                                (in thousands, except per-share data)

                                                                         Basic EPS                                       Diluted EPS
                                                                         ---------                                       -----------
                                                                                             Effect of dilutive            Income
                                                                                                 securities             available to
                                                                          Income           ------------------------        common
                                                                       available to                                     shareholders
                                                                          common                            Stock        and assumed
                                                                       shareholders         Warrants       options       conversion
                                                                       ------------         --------       -------       ----------
Three months ended December 31, 1998:
  Income                                                                  $1,352              --               --             $1,352
  Shares                                                                   8,697                21             --              8,718
                                                                          ------                                              ------
  EPS                                                                     $ 0.16                                              $ 0.16
                                                                          ======                                              ======

Three months ended December 31, 1997:
  Income                                                                  $1,404              --               --             $1,404
  Shares                                                                   7,813               453              132            8,398
                                                                          ------                                              ------
  EPS                                                                     $ 0.18                                              $ 0.17
                                                                          ======                                              ======

Nine months ended December 31, 1998:
  Income                                                                  $3,049              --               --             $3,049
  Shares                                                                   8,656               172             --              8,828
                                                                          ------                                              ------
  EPS                                                                     $ 0.35                                              $ 0.35
                                                                          ======                                              ======

Nine months ended December, 1997:
  Income                                                                  $2,875              --               --             $2,875
  Shares                                                                   7,692               515              161            8,368
                                                                          ------                                              ------
  EPS                                                                     $ 0.37                                              $ 0.34
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

DESCRIPTION OF THE BUSINESS

The Chalone Wine Group, Ltd. is a Napa, California-based company that produces, markets and sells primarily super and ultra-premium white and red varietal table wines. In California, the Company owns and operates Chalone Vineyard(R) in Monterey County, Acacia(TM) Winery in the Carneros District of Napa County, Carmenet(R) Vineyard in Sonoma County and Edna Valley Vineyard(R) in San Luis Obispo County (in conjunction with its 50% joint-venture partner, Paragon Vineyard Co.). In the State of Washington, the Company owns a 50.5% interest in Canoe Ridge(R) Vineyard. In the Bordeaux region of France, the Company owns 23.5% of the fourth-growth estate of Chateau Duhart-Milon in partnership with Domaines Barons de Rothschild (Lafite) ("DBR"), which owns the remaining 76.5% interest in Chateau Duhart-Milon.

With a view to introducing new consumers to its wines, the Company recently expanded its product line with the launch of the "Echelon(TM)" brand. Taking advantage of the Company's diverse vineyard resources, the Echelon label is expected to reach a larger and entirely new market segment due to its lower price point (relative to the Company's other wines). During the nine months ended December 31, 1998, 64,000 cases of Chardonnay, 25,000 cases of Pinot Noir, and 7,500 cases of Merlot under the Echelon label were made available for sale. Additionally, a 1998-vintage Echelon Syrah is planned for release during the fall of 1999.

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

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net revenues of certain items in the Company's statements of operations for the three months and nine months ended December 31, 1998, and 1997, and the percentage change in such items between the comparable period in those years:

                                         Three months ended        Percent     Three months ended        Percent
                                             December 31,           Change         December 31,          Change
                                        ------------------------  ----------  ------------------------ ------------
                                           1998         1997       98 vs 97      1998         1997      98 vs 97
                                        -----------  -----------  ----------  ----------- ------------ ------------
Net revenues                                 100.0 %      100.0 %     11.3 %      100.0 %      100.0 %     14.6 %
Cost of wines sold                           (53.9)%      (55.4)%      8.4 %      (54.7)%      (56.9)%     10.2 %
                                        -----------  -----------              ----------- ------------
   Gross profit                               46.1 %       44.6 %     14.9 %       45.3 %       43.1 %     20.3 %

Custom processing operations                   0.4 %        1.7 %    (76.9)%        0.2 %        1.1 %    (78.2)%
SG&A expenses                                (22.2)%      (18.6)%     32.6 %      (24.5)%      (20.7)%     35.4 %
                                        -----------  -----------              ----------- ------------
   Operating income                           24.2 %       27.7 %     (2.6)%       21.0 %       23.5 %      2.5 %
                                        -----------  -----------              ----------- ------------

Other income (expenses):
   Interest                                   (3.6)%       (3.5)%     13.4 %       (4.0)%       (4.9)%     (5.8)%
   Other, net                                  0.2 %          --       n/a         (0.0)%        0.2 %   (115.7)%
                                        -----------  -----------              ----------- ------------
                                              (3.4)%       (3.5)%      7.0 %       (4.0)%       (4.6)%      0.2 %

Equity in Chateau Duhart-Milon                 1.5 %        0.9 %     81.6 %        2.2 %        1.1 %    142.6 %
Minority interests                            (3.5)%       (3.7)%      7.7 %       (3.1)%       (2.9)%     26.0 %
                                        -----------  -----------              ----------- ------------
   Income before income taxes                 18.8 %       21.4 %     (2.2)%       16.1 %       17.1 %      7.8 %
                                        -----------  -----------              ----------- ------------

Income tax expense                            (7.7)%       (8.6)%       --         (6.6)%       (6.8)%     10.4 %
                                        -----------  -----------              ----------- ------------
   Net income                                 11.1 %       12.8 %     (3.7)%        9.5 %       10.3 %      6.1 %
                                        ===========  ===========              =========== ============

Net Revenues

Net revenues for the three months and nine months ended December 31, 1998 increased approximately 11% and 15% respectively, over the comparable periods in the prior year, as a result of increased case-sales volume in part due to the new Echelon brand name, and increases in the average sales prices per case due to (i) changes in product mix and (ii) selected price increases.

Gross Profit

Gross profit for the three months and nine months ended December 31, 1998 increased by approximately 15% and 20% respectively, over the comparable periods in the prior year. The increased gross profit in the current quarter was a result of increased case sales and higher prices (as mentioned above) without corresponding increases in production costs.

Custom Processing Operations

Custom processing revenue consists of revenue obtained from third-party wineries, net of related expenses, for grape crushing or wine bottling. The Company cannot predict the materiality of such operations or future operating results, as this source of revenue is highly unpredictable and entirely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.

The decrease of 77% and 78% respectively, in the three months and nine months ended December 31, 1998 from the comparable periods in the prior year were attributable to less custom crush demand (driven in part by the relatively lower 1998

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

harvest tonnage throughout California as compared to the 1997 harvest tonnage), partly offset by increased custom bottling demand.

Selling, General and Administrative (SG&A)  Expenses

SG&A expenses for the three months and nine months ended December 31, 1998 increased by approximately 33% and 35%, respectively, over the comparable periods in the prior year. These increases were attributable to (i) planned increases in selling expenses, (ii) marketing costs related to the launch of the Echelon brand, and (iii) certain non-recurring charges in connection with organizational changes.

Operating Income

Operating income for the three months ended December 31, 1998, decreased by 3% compared to the comparable period in the prior year due to the decrease of $143,000 in custom processing operations.

Operating income for the nine months ended December 31, 1999, increased by 3% when compared to the same period in the prior year due to increased Net Revenues which generated higher gross profits, partly offset by increased Selling, General and Administrative Expenses and decreased Custom Processing Operations.

Other Income (Expenses)

Interest expense comprised more than 90% of Other Income (Expenses) for all periods presented.

Interest expense for the three months ended December 31, 1998 increased by 13% from the comparable period in the prior year due to borrowing demands resulting from increased 1998 production.

Interest expense for the nine months ended December 31, 1998 decreased by 6% when compared to the same period in the prior year primarily due to lower interest rates on outstanding indebtedness.

Equity in Net Income of Chateau Duhart-Milon

The Company experienced record results during the nine months ended December 31, 1998 from its investment in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"). The Company's 23.5% equity interest in the net income of Duhart-Milon for the three months and nine months ended December 31, 1998, was $187,000 and $718,000, respectively, as compared to $103,000 and $296,000, respectively, during the comparable periods in the prior year. The 82% and 143% increases, respectively, are primarily attributable to exceptionally high demand for the 1996 vintage of Bordeaux wines. The 1996 vintage is expected to be one of the Bordeaux region's most successful vintages in the past twenty years. Due to the exceptional nature of the 1996 vintage, this quarter's net income from the Company's investment in Duhart-Milon may not be indicative of future results.

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

Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company maintains a reserve for currency translation which was valued at $1,429,000 as of December 31, 1998. This reserve was reduced from $2,459,000 as of March 31, 1998 and $1,437,000 as of September 30, 1998 due to
the increase in the relative worth of the French Franc when compared to the U.S. dollar during the nine months ended December 31, 1998. Although the transition to the "EURO" currency became effective as of January 1, 1999, the Company does not anticipate that this transition will have a material impact on its investment in Duhart-Milon. Currency fluctuations will, as in the past, be recorded in the "Cumulative foreign currency translation adjustment" in the equity section of the Company's consolidated balance sheet, and be included in comprehensive income as defined by the Statement of Financial Accounting Standards No.130 ("SFAS 130") - Reporting Comprehensive Income.

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

Minority Interest

The Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") individual financial statements are consolidated in full within the Company's financial statements. The interests of parties other than the Company in the net earnings of EVV and CRV are accounted for as "minority interests." The minority interests for the three months and nine months ended December 31, 1998, and 1997, were as follows (in thousands):

                                                      Three months ended     Nine months ended
                                                          December 31,          December 31,
                                           Minority  ---------------------- ----------------------
 Venture           Minority Owner          Percent      1998       1997        1998       1997
----------- ----------------------------- ---------- ----------- ---------- ----------- ----------
EVV         Paragon Vineyard Co., Inc.        50.0%       $ 333      $ 339     $   733      $ 695
CRV         Various                           49.5%          99         62         274        104
                                                     =========== ========== =========== ==========
                                                          $ 432      $ 401     $ 1,007      $ 799
                                                     =========== ========== =========== ==========


The approximately 8% and 26% increase in the minority interests of EVV and CRV for the three months and nine months ended December 31, 1997, and 1998, respectively, reflects improved net income of EVV and CRV during those periods. The Company expects the net income of EVV and CRV to continue to improve from year to year, and for the minority interests to increase accordingly.

Net Income

Net income for the three months ended December 31, 1998, was $1,352,000, reflecting a decrease of approximately 4% from the comparable period in the prior year. As with the Operating Income, this decrease was largely attributable to the decrease of $143,000 in Custom Processing Operations.

Net income for the nine months ended December 31, 1998, increased 6% to $3,049,000 from the same period in the prior year. This increase was due to increased gross profit and the return on the Company's equity in Duhart-Milon, offset by higher Selling, General and Administrative Expenses and lower Custom Processing Operations.

"EL NINO"

The weather phenomenon commonly referred to as "El Nino" produced heavy rains and cooler weather during the Spring of 1998, which resulted in colder and wetter soils than are typical during California's grape growing season. Consequently, the 1998 harvest was postponed by approximately four to six weeks
- depending on the geographical location and varietals. Although, the primary risk associated with such a delay is possible exposure to early winter rains resulting in rot, the Company believes that rot was largely avoided.

Nevertheless, the unusual weather conditions resulting from El Nino impacted quantity and quality of the Company's 1998 estate harvest. The size of the Company's most significant crops ranged from normal-sized yields to 50% of normal yields (depending on the varietal and the particular estate).

Despite the foregoing reduction in the yield of certain crops, the harvested estate crops, in combination with contracted grape purchases (most of which are tonnage-based), are expected to permit the Company to meet originally anticipated sales-projections in its 1998 vintage Chardonnay, Cabernet and Merlot varietals which, together, have historically comprised between 80% and 85% of its aggregate annual production.

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Working Capital:

During the nine months ending December 31, 1998, working capital decreased by $5.8 million, or 21%, from $27.8 million to $22.0 million. This was primarily due to the following: (i) a change in classification for $8.5 million of convertible subordinated debentures from long-term debt to current debt; (ii) capital expenditures of $6.7 million incurred both as a result of normal operations and selected expansion of certain Company production facilities;
(iii) payment of $1.7 million in taxes relating to proceeds received from Pacific Gas and Electric ("PG&E") (which are recorded as an advance as of December 31, 1998 - refer to discussion of PG&E below); offset by 4) $1.0 million received from the net proceeds of warrant exercises (which resulted in a purchase of 142,857 shares of the Company's common stock); 5) an advance of $4.5 million from PG&E related to the Carmenet Vineyard fire of July 1996; and 6) net inventory increases of $6.8 million.

Convertible subordinated debentures, with a face value of $8.5 million, are convertible to 965,098 shares of the Company's common stock and will mature in April, 1999. The Company believes that the majority of the holders of these debentures will elect to convert into common stock when due. The convertible debentures were more fully described in the Company's Form 10-K for the year ended March 31, 1998, on file with the Securities and Exchange Commission.

Cash Flows:

During the three months ended December 31, 1998, cash flow from operations decreased by $6.1 million vs. the comparable period in the prior year. This was primarily a result of (i) an increased inventory levels of $4.1 million, (ii) payment of $1.7 million in taxes relating to the $4.5 million advance from PG&E (discussed below), offset by (iii) timing differences in payments of payables and receipts of receivables. Cash used in investing activities decreased by 65% from the comparable period in the prior year, primarily due to non-recurring increases in notes receivable of $1.4 million which occurred in the quarter ended December 31, 1997. Cash flow from financing activities were $7.2 million higher than in the comparable period in the prior year due to increased short-term debt attributable to new bridge financing of $5.0 million obtained in December of 1998, combined with increased borrowing under the Company's existing lines of credit. The bridge financing will mature on March 31, 1999. The Company presently plans to refinance the bridge loan at maturity.

During the nine months ended December 31, 1998, cash flow from operations decreased by $2.0 million, or 136%, compared to the same period in the prior year. This was primarily the result of (i) receiving $4.5 million from PG&E (discussed below), offset by (ii) increased investments in inventory resulting in a net inventory change which is $2.1 million higher than in the prior year and (iii) payment of $1.7 million in taxes relating to the $4.5 million advance from PG&E, and (iv) timing differences in payments of payables and receipts of receivables. Cash used in investing activities was $709,000 or 12% higher than during the nine months ended December 31, 1997 due primarily to increased capital expenditures. Cash provided by financing activities was $3.5 million or 85% higher than during the comparable period last year mostly due to an increase in short-term debt primarily attributable to the bridge financing.

General:

As of February 2, 1999 the Company had lines of credit totaling $16.3 million, of which $14.9 million had been drawn.

The Company is not aware of any potential impairments to its liquidity and believes that its capital resources are adequate to meet current and historic levels of capital expenditures and liquidity needs of the Company, including repayment of the $8.5 million convertible subordinated debentures due in April 1999. This belief is based, in part, on currently on-going bank negotiations which have lead the Company to be confident about its potential to borrow adequate funds from prospective lenders as well as to refinance its current bridge financing loan.

As previously stated, the Company does not expect to have to repay most of the convertible subordinated debentures when due. Rather, it expects holders thereof to convert such debentures into common stock. Based on this assumption and other factors set forth herein, the Company anticipates that the funds available from the bridge financing and its existing lines of credit will be sufficient to meet its liquidity needs for the foreseeable future. However, if all holders of the convertible subordinated debentures elected to redeem such debentures upon maturity, or if the foregoing borrowings cannot be secured on

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

terms favorable to the Company because of general market conditions or the Company's operations, the Company might be required to scale back its operations unless alternative sources of capital can be obtained.

PACIFIC GAS AND ELECTRIC SETTLEMENT

In January, 1999, an agreement was reached with Pacific Gas and Electric ("PG&E") regarding a fire which occurred on July 31, 1996 at the Company's
Carmenet Vineyard, located in Sonoma, California. This event was more fully described in the Company's Form 10-K for the year ended March 31, 1998, on file with the Securities and Exchange Commission. A final settlement agreement is expected to be signed by the parties in February. As part of the settlement, PG&E agreed to pay the Company an additional $150,000, of which $140,000 has been received by the Company. The balance of $10,000 is expected to be paid on March 5, 1999. These amounts, together with the $4.5 million advance discussed above will be recognized in the Company's income statement during the three months ending March 31, 1999.

Since this settlement did not occur until after December 31, 1998, the proceeds of $4.5 million received in April of 1998 were still reflected as a "Settlement advance" on the Company's December 31, 1998 consolidated balance sheet. Since the Company is likely to keep the proceeds as part of a final settlement, however, a payment of related taxes was required in the 1998 calendar year by applicable Treasury regulations promulgated under the Internal Revenue Code of 1986, as amended.

YEAR 2000

The year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather than four digits to determine the applicable year. As presently programmed, the Company's computer programs and systems that have time sensitive software would recognize a date using "00" as the year 1900 rather than the year 2000. Unless reprogrammed, in the future this could result in miscalculations causing disruptions of operations, including, among other things, temporary inefficiencies in processing transactions, sending invoices, or engaging in similar normal business activities.

Nevertheless, the Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Y2K software failures. The Company believes that its exposure to Y2K issues remains relatively minor in comparison to most industrial enterprises because of its relatively low reliance on computerized systems. The Company is doing everything technologically possible to assure its computers function properly upon the turn of the century. Compliance is to some extent dependent upon vendor cooperation. Preliminary estimates of the compliance-related costs, based on internal projections, are approximately $15,000. The Company recognizes that any Y2K system related compliance failures could result in additional expenses to the Company, the materiality of which cannot be predicted at this time.

                          The Chalone Wine Group, Ltd.

Item 3.    Disclosures About Market Risk

You should carefully consider, among other factors, the matters described below before purchasing any Chalone common stock. This list of factors is not exhaustive.

Our Revenues  and  Operating  Results  Fluctuate  Significantly  from Quarter to
Quarter

As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and cannot be relied upon as indicators of future performance. In addition, there can be no assurance that our revenues will grow or be sustained in future periods or that we will maintain our current profitability in the future. Significant factors in these quarterly fluctuations, none of which are within our control, are changes in consumer demand for our wines, the affect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us, interest rates and other business and economic conditions. Additionally, our sales volume tends to be affected by price increases, distributors' inventory levels and the timing of releases for certain wines, among other factors. Consequently, we have experienced, and expect to continue to experience, seasonal fluctuations in revenues and operating results.

A large portion of our expenses are fixed and difficult to reduce in a short period of time. In quarters when revenues do not meet our expectations, our level of fixed expenses tends to exacerbate the adverse effect on net income. In quarters when our operating results are below the expectations of public market analysts or investors, the price of our common stock may be adversely affected.

Our Profits Depend Largely on Sales in Certain States and on Sales of Certain Varietals

In the nine months ended December 31, 1998, approximately 70% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.

Approximately 92% of our net revenues in the nine months ended December 31, 1998 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 58%, 11%, 16% and 7% of our net revenues, respectively, for the nine months ended December 31, 1998.

Our Competition May Harm Our Business

The premium table wine industry is intensely competitive and highly fragmented. Our wines compete in all of the premium wine market segments with many other premium domestic and foreign wines, with imported wines coming primarily from the Burgundy and Bordeaux regions of France and, to a lesser extent, Italy, Chile, Argentina, South Africa and Australia. Our wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios.

Additionally, the wine industry has experienced significant consolidation. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers.

Our Business is Seasonal

Our business is subject to seasonal as well as quarterly fluctuations in revenues and operating results. Our sales volume tends to increase during the summer months and the holiday season. Our sales volume typically decreases after the holidays. As a result, our sales and earnings are typically highest during the fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our level of borrowing. For example, our borrowing levels typically peak during the winter when we have to pay for harvest costs and may have to make contractual payments to grape growers. These and other factors may cause fluctuations in the market price of our common stock.

                          The Chalone Wine Group, Ltd.

Bad Weather, Pests and Plant Diseases Could Harm Our Business

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases and pests and extreme weather conditions can materially and adversely affect the quality and quantity of grapes available to us. This could reduce the quality or amount of wine we produce. A deterioration in the quality of our wines could harm our brand name, and a decrease in our production could reduce our sales and profits. Future government restrictions regarding the use of certain materials used in grape growing also may also increase vineyard costs and/or reduce production.

Grape growing requires adequate water supplies. We generally supply our vineyards' water needs through wells and reservoirs located on our properties. We believe that we have adequate water supplies to meet the needs of all of our vineyards. However, a substantial reduction in water supplies could result in material losses of grape crops and vines.

Many California vineyards, including vineyards in Northern California, have been infested with Phylloxera, a root louse that renders a vine economically unproductive within a few years after infestation. The current strain of phylloxera primarily affects vines of a certain type. Our vineyard properties are primarily planted to rootstocks believed to be resistant to Phylloxera. However, we cannot be certain that our existing vineyards or the rootstocks we are now using in our planting and replanting programs will not in the future become susceptible to current or new strains of Phylloxera, plant insects or diseases, any of which could harm our business.

We May Not Be Able to Grow or Acquire Enough Quality Grapes for Our Wines

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

We Depend on Third Parties to Sell Our Wine

We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the
United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 5% and 36%, respectively, of our net revenues during the nine months ended December 31, 1998. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a broker in order to sell our wines within California. Such sales represent 31% of our net revenues during the nine-month period ended December 31, 1998. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

New Regulations or Increased Regulatory Costs Could Harm Our Business

The wine industry is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs,

                          The Chalone Wine Group, Ltd.

could reduce our profits. Future legal or regulatory challenges to the industry, either individually or in the aggregate, could harm our business.

We Will Need More Working Capital to Grow

The premium wine industry is a capital-intensive business which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years, which must be financed by cash from operations or additional borrowings or other financing.

Adverse Public Opinion About Alcohol May Harm Our Business

A number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, but other studies suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support, it could harm the wine industry and our business.

We Use  Pesticides  and  Other  Hazardous  Substances  in the  Operation  of Our
Business

We necessarily use pesticides and other hazardous substances in the operation of our business. Although we take many precautions to minimize and manage the risks of contamination, if hazardous substances are discovered on, or emanating from, any of our properties and their release presents a threat of harm to public health or the environment, we may be held strictly liable for the cost of remediation. These costs could harm our business and reduce our profits.

Contamination of Our Wines Would Harm Our Business

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

The Loss of Key Employees Would Damage Our Reputation and Business

Our success depends to some degree upon the continued services of a number of key employees. Although some key employees are under employment contracts with us for specific terms, the loss of the services of one or more of our key employees could harm our business and our reputation, particularly if one or more of our key employees resigns to join a competitor or to form a competing company. In such an event, despite provisions in our employment contracts which are designed to prevent the unauthorized disclosure or use of our trade secrets, practices or procedures by such personnel under these circumstances, we cannot be certain that we would be able to enforce these provisions or prevent such disclosures.

Shifts in Foreign Exchange Rates or the Imposition of Adverse Trade Regulations Could Harm Our Business

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

                          The Chalone Wine Group, Ltd.

Infringement of Our Trademarks May Damage Our Brand Names or Our Business

Our wines are branded consumer products, and we distinguish our wines from our competitors by strong and vigilant enforcement of our trademarks. There can be no assurance that competitors will refrain from using trademarks, tradenames or trade dress which dilute our intellectual property rights, and any such actions may require us to become involved in litigation to protect these rights. Litigation of this nature can be very expensive and tends to divert management's time and attention.

We May be Harmed by "Year 2000" Hardware and Software Problems

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to process correctly dates beginning in 2000 and to comply with the "Year 2000" requirements. We are reviewing our information systems for any potential problems that might arise as a result of these requirements and do not believe such systems will be affected by the upcoming change in century. However, we use third-party equipment and software that may not be Year 2000 compliant. If such third-party equipment or software fails to process dates for the year 2000 and thereafter properly, such a failure could cause us to incur unanticipated expenses to remedy any problems, which could harm our business. In addition, we rely on various service providers, including banks and distributors. The software and computer systems of any of these entities could have Year 2000 problems. A disruption in the supply of services or products we receive from any of these entities due to Year 2000 problems could harm our business.

The Market Price of Our Common Stock  Fluctuates

All of the foregoing risks, among others not known or mentioned in this report, may have a significant effect on the market price of the our shares. Additionally, stock markets have experienced extreme price and volume trading volatility in recent months and years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated or disproportionate to the specific company's operating performance. These broad market fluctuations may reduce the market price of our shares.

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

Dated: February 12, 1999                   The Chalone Wine Group, Ltd.
------------------------                   ----------------------------
                                                   (Registrant)


                                           /s/ Thomas B. Selfridge
                                           ------------------------------------
                                           Thomas B. Selfridge
                                           President and Chief Executive Officer




Dated: February 12, 1999                   /s/ Francois P. Muse
------------------------                   ------------------------------------
                                           Francois P. Muse
                                           (Acting) Chief Financial Officer and
                                           Treasurer