Form 10-K
period 1999-03-31
CHALONE WINE GROUP LTD
filed 1999-06-29
CIK 742685

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

For the Fiscal Year Ended March 31, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 8, 1999, there were 2,958,922 shares of the Company's voting no par value common stock, with an aggregate market value of $27,370,029 held by non-affiliates. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of the Registrant's common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 1999 Annual Meeting of Shareholders of The Chalone Wine Group, Ltd. (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999, are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Business.

   a. General.

     The Company produces, markets and sells super, ultra and super-ultra premium white and red varietal table wines, primarily Chardonnay, Pinot Noir, Cabernet Sauvignon, Merlot and Sauvignon Blanc. The Company operates six wineries; four located in various counties of California, and two located in the State of Washington. The Company's wines are made principally from grapes grown at the Chalone Vineyard(R), Carmenet(R) Vineyard, Edna Valley Vineyard(R), Company-owned vineyards adjacent to the Acacia(TM) Winery in California and the Canoe Ridge(R) Vineyard in Washington State. These wines are primarily sold under the labels "Chalone Vineyard," "Edna Valley Vineyard," "Carmenet," "Acacia," "Canoe Ridge Vineyard," and "Echelon(TM)".

     As a result of a substantial investment in the Company by France-based Les Domaines Barons de Rothschild (Lafite) ("DBR"), the Company receives an allocation of DBR wines, including the wines of Chateau Lafite-Rothschild and Chateau Duhart-Milon, first-growth and fourth-growth Bordeaux region wines, respectively.

     The Chalone Wine Group, Ltd. was incorporated under the laws of the State of California on June 27, 1969. Unless otherwise indicated, the term "Company" as used in this report refers to The Chalone Wine Group, Ltd. and its consolidated subsidiaries. The Company became a publicly held reporting company as the result of an initial public offering of common stock in 1984. Today, the Company is one of only nine publicly-held U.S. corporations whose principal business is in the production, marketing and selling of wine.

     Change in Fiscal Year-End

     In 1997, the Company  changed its fiscal year-end from December 31 to March
31. The Company filed a transition report pursuant to Section 13 of the Securities Exchange Act of 1934 for the three month period ending March 31, 1997.

     Significant Events

     Echelon Brand: The Company introduced its Echelon brand in April 1998. Echelon brand wines are blended from small lots of wine from several of the Company's California properties and purchased grapes and bulk wine. The suggested retail price for the brand's various wines ranges between $12 and $14. This price structure is intended to create wines in a lower price category than the Company's other wines in the super and ultra-premium wine categories. The Company expects the Echelon brand to increase the number of its wines served by-the-glass in restaurants. This first Echelon release consisted of 60,000 cases of 1997 California Central Coast Chardonnay, followed by 26,000 cases of 1997 Pinot Noir in September 1998, and 36,400 cases of 1997 Merlot in January 1999. The Company plans to release a Syrah during the next year.

     Vintage Lane Property: In April 1998, the Company purchased twenty two acres of prime vineyard land in Sonoma Valley located approximately seven miles from the Company's Carmenet Vineyard. The Company intends to use the property, which includes a winery with a 1,200 ton crush capacity, to expand production of Carmenet's Dynamite wines. In keeping with the Company's plans to use the property as a red wine production facility, fourteen acres of existing vineyards planted to Chardonnay were removed, most of which is expected to be replanted to Merlot by the end of March 2000.

     Exercise of Warrants: The Company received gross proceeds of $1 million in April 1998 upon the sale of 142,857 new shares of its common stock issuable upon exercise of the Company's outstanding $7.00 warrants issued as of March 29, 1993 (the "Warrants"). The new shares issuable upon exercise of the Warrants were issued pursuant to an exemption from the registration requirements of federal and state securities laws. One institutional warrant-holder, who exercised all of its outstanding Warrants during March, 1998 also exercised its right to demand registration of 142,857 shares of the Company's common stock received upon exercise thereof. The Company filed a shelf registration statement on Form S-3 in respect of the foregoing shares which became effective on May 7, 1999. The proceeds received from Warrants exercised were used for general working capital purposes.

     Carmenet Fire: In July 1996, a wildfire damaged approximately 75% of the producing acreage at the Carmenet Vineyard. Prior to the fire, Carmenet produced approximately 38,000 cases of wine annually (of which a significant portion was estate bottled). Carmenet's 1996 grape harvest was reduced roughly in proportion to the percentage of the vineyard's overall producing acreage damaged by the fire.

     The Company has completed replanting the damaged acreage. Historically, newly planted vines produce production-quality grapes in approximately three years, although the vines are expected to take approximately seven years to return to the full production levels that pre-dated the fire. Until the damaged acreage returns to full production, Carmenet's ability to make estate bottled wines will be limited. Pending the return to full production levels, the Company intends to continue to attempt to buy suitable grapes on the open market to supplement Carmenet's reduced harvests. See Item 3(a): Settlement of Litigation Arising from the Carmenet Fire.

     Convertible Debentures: During April 1999, holders of the Company's 5% Convertible Subordinated Debentures Due 1999 (the "Debentures") converted Debentures with a face value of $6.5 million into 738,014 new shares of the Company's common stock. At such time, holders of the remaining $2.0 million in debentures elected not to exercise their conversion rights and the Company repaid the $2.0 million using available borrowings under its line of credit.

     Additional Financing: On March 31, 1999, the Company moved its borrowings from Wells Fargo Bank to Cooperatieve Centrale Raiffeisen-Boerlenleenbank B.A., "Rabobank-Nederland," New York branch, In connection with this change, the Company refinanced approximately $24 million of its outstanding secured debt with Wells Fargo Bank. Rabobank will provide an aggregate of $70 million of available unsecured financing, an increase of approximately $40 million and a change from secured to unsecured financing. Copies of the credit agreement and related promissory notes are attached hereto as Exhibits.

     Canoe Ridge Expansion: In September 1998, Canoe Ridge Vineyard purchased its leased winery facility in a recently renovated historic building in downtown Walla Walla, Washington, together with two parcels adjacent to the winery, for a total of $632,000. The adjacent parcels are intended for expansion of the existing winery's production capacity.

     Edna Valley Expansion: In April 1999, the Edna Valley Joint Venture commenced a $2.1 million, 16,000 square foot construction project, at the Edna Valley Winery. Upon completion, presently scheduled during the fall of 1999, this expansion is expected to double Edna Valley Vineyard's production capacity.

     Acacia Winery: Lease-Purchase Agreement: During January 1999, the Company entered into a lease-purchase agreement for approximately 50 acres of vineyard property adjacent to the Marina Vineyards surrounding the Acacia Winery. The lease terminates on December 31, 2023, and requires annual rent payments ranging from $74,000 per year in its first year to $121,000 per year in 2023. As of March 31, 1999, the Company made the first of four biannual payments of $12,000 for an option to acquire this property for $1.1 million.

     Subsequent Event:  Acquisition of Washington State Winery and Related Grape
Contracts: On June 15, 1999, the Company purchased 100% of the outstanding shares of SHW Equity Co., a holding company which, in turn, owns 100% of Staton Hills Winery and its adjacent vineyards in Yakima County, Washington. The cost of the acquisition was approximately $6.0 million and was financed with the Company's long-term bank line of credit.

     The Company intends to use the Staton Hills facility as the home of a new Washington State wine brand featuring Merlot and Cabernet Sauvignon from these three viticultural regions. The Company's present plan for the new brand, expected to be named in the fall of 1999, is to initially produce 20,000 cases for sale to the super-premium wine market.

   b. Financial Information about Industry Segments.

     The Company presently operates six wineries, and also distributes certain French, Chilean and Mexican wines and small quantities of domestic wines of other producers in the United States. The marketing and sales of all of the wines are handled on a consolidated basis in all of the Company's distribution channels. Hence, the Company considers all of its business to be within a single industry segment.

     For the last two fiscal years and the previous calendar year, sales of wine accounted for substantially all of the Company's consolidated revenues and operating profits.

   c. Narrative Description of Business.

     Overview

     The Company  owns the  following  seven  wineries in the United  States and
France,  either wholly or in partnership with others,  all of which have related vineyards  with the exception of Edna Valley  Vineyard.  The specific  ownership structure is as follows:
      Property                    Ownership       Form of Ownership                     Location
      --------                    ---------       -----------------                     --------
      Chalone                       100.0%        Corporation                           Soledad, California
      Carmenet Vineyard             100.0%        Corporation                           Sonoma, California
      Acacia
          Acacia Winery             100.0%        Corporation                           Napa, California
          Marina Vineyard            50.0%        Partnership                           Napa, California
      Edna Valley Vineyard           50.0%        Partnership                           San Luis Obispo, California
      Canoe Ridge Vineyard           50.5%        Limited liability company             Walla Walla, Washington
      Chateau Duhart-Milon           23.5%        Partnership                           Pauillac, France
      Staton Hills Winery           100.0%        Corporation                           Yakima Valley, Washington

     With the exception of Chateau Duhart-Milon ("Duhart-Milon"), the Company manages and operates all of the above properties and consolidates the results of their operations. The Company accounts for its investment in Duhart-Milon using the equity method of accounting.

     Each of the six domestic wineries is in a separate "viticultural area." Viticultural areas are designations granted by the Federal Bureau of Alcohol, Tobacco and Firearms to identify grape-growing areas distinguishable by their specific and definable geographic and climatic characteristics. Wineries may indicate a viticultural area on a bottle label only if 85% or more of the grapes used to produce the wine were grown in that viticultural area.

     All of the Company's wines are vintage dated, and most of its primary label wines are estate bottled. A vintage dated wine is produced wholly from grapes that were harvested, crushed and fermented in the calendar year shown on the label. The "Estate Bottled" designation may be applied only to wines made exclusively by one winery from grapes grown on land owned or controlled by the winery, all within a single viticultural area.

     For a more detailed description of the Company's properties and its operations, see Item 2, Properties.

     Vineyard Practices

     The Company believes that the soils and climates of the vineyards from which it obtains its grapes are particularly suitable for the varieties of grapes to which they have been planted. Mountain vineyards, including Chalone Vineyard and Carmenet Vineyard, normally produce lower yields of grapes than valley vineyards. Vineyards situated closer to the floor of the valleys, including the cool Carneros District of the Napa Valley, from which the Company's Acacia wines are made, tend to produce higher grape yields.

      The Company generally manages its vineyards to produce yields which are lower than average for similarly situated vineyards in California and Washington State. It believes that relatively low yields enhance the varietal character of the grapes and improve the quality of the resulting wines.

     Agricultural Risks; Phylloxera

     Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, drought, frosts and certain other weather conditions can materially and adversely affect the quality and quantity of grapes available to the Company, thereby materially and adversely affecting the supply of the Company's products and its profitability.

     Many California vineyards, including vineyards in northern California, have been infested in recent years with Phylloxera, a root louse that renders a vine unproductive within a few years following infestation. The current strain of Phylloxera primarily affects vines of a certain type. The Company's vineyard properties are primarily planted to rootstocks believed to be resistant to Phylloxera. However, there can be no assurance that the Company's existing vineyards, or the rootstocks the Company is now using in its planting and replanting programs, will not become susceptible to current or new strains of Phylloxera, plant insects or diseases, any of which could adversely affect the Company.

     Winemaking Practices

     The  Company's   winemaking   practices  are  derived  primarily  from  the
traditional methods of France, adapted to the particular requirements of California and Washington State. The Company believes that these methods, while requiring relatively high amounts of hand labor, produce the best wines. At the Chalone Vineyard and Edna Valley Vineyard facilities, the Company follows the traditional winemaking practices of the Cote d'Or in the Burgundy region of France. The wines are made from single grape varieties, principally Pinot Noir and Chardonnay. The winemaking practices at Acacia Winery, although differing in some degree from those at Chalone Vineyard and Edna Valley Vineyard, also follow Burgundian winemaking practices and produce wines from single grape varieties. At Carmenet Vineyard, the Company follows the practices of the Medoc and Graves districts in the Bordeaux region of France, whose wines are generally made from a blend of varieties. At Canoe Ridge Vineyard in Washington State, the Company follows the winemaking practices of the Pomerol district in the Bordeaux region of France which emphasizes Merlot rather than Cabernet Sauvignon grapes.

     All of the Company's wineries are under the overall supervision of the Company's President and Chief Executive Officer. In addition, each winery is operated as a separate profit center, with its own General Manager, who is in most instances also the winemaker.

     The Company imports approximately 75% of its oak barrels from Burgundy and Bordeaux. The remainder are produced in the United States. The Company's wine bottles are made to its specifications in the United States and France and are closed with imported corks, branded with the particular winery's name.

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

     Wine Production and Wines

     This table sets forth the wine production of the Company for the 1998, 1997 and 1996 vintages. The wines' vintage is the year during which the grapes are harvested. As of March 31, 1999, the current year's vintage (1999) had not yet been harvested and cannot yet be estimated.

     The following information is presented in terms of "equivalent" number of cases because the subject wine is still being aged in barrels and tanks. For the purpose of this schedule and the discussion which follows, wines purchased by the Company for resale are excluded.



                                              VINTAGE
                    -----------------   ------------------  -----------------
                           1998                1997               1996
                    -----------------   ------------------  -----------------
                    Equivalent          Equivalent          Equivalent
                    Number of   % of     Number of  % of     Number of  % of
                      Cases     Total     Cases     Total      Cases    Total
                     -------   ------    -------   -------    -------   ------
Chardonnay           231,340       55%   243,900        59%   151,900       62%
Sauvignon Blanc        8,750        2%     7,000         2%     7,200        3%
Pinot Blanc            2,200        1%     3,100         1%     5,900        2%
Other white wines      1,405        0%     5,700         1%     2,700        1%
                     -------   ------    -------   -------    -------   ------
Total white wines    243,695       58%   259,700        63%   167,700       68%
                     -------   ------    -------   -------    -------   ------
Pinot Noir            35,100        8%    54,200        13%    35,100       14%
Cabernet Sauvignon    40,900       10%    46,900        11%    26,300       11%
Merlot                85,500       20%    47,200        12%    14,700        6%
Other red wines       16,200        4%     4,500         1%     1,400        1%
                     -------   ------    -------   -------    -------   ------
Total red wines      177,700       42%   152,800        37%    77,500       32%
                     -------   ------    -------   -------    -------   ------
Total production     421,395      100%   412,500       100%   245,200      100%
                     =======   ======    =======   =======    =======   ======




     The Company's wines are fermented and aged primarily in new and used oak barrels before they are bottled. Generally, white wines are aged from six to nine months and red wines from nine to eighteen months. The wine is then bottled and stored for further aging. White wines are generally released between two months and one year after bottling, while red wines are released between three months to two years after bottling. Although the Company's wines are ready to be consumed when sold, it generally takes from six months to two years, and may take longer, for the wine to fully develop.

     Chalone Vineyard: Chalone Vineyard production represented 15% of the Company's consolidated sales dollars and 10% of the consolidated case sales for the fiscal year ended March 31, 1999.

     Chalone Vineyard has been producing Chardonnay, Pinot Blanc and Pinot Noir (and small quantities of Chenin Blanc) since 1970. All wines sold under this label are produced from grapes grown at the Chalone Vineyard or under the Company's control at adjacent vineyards, and are estate bottled.

     Carmenet Vineyard: Carmenet Vineyard production represented 15% of the Company's consolidated sales dollars and 14% of the consolidated case sales for the fiscal year ended March 31, 1999.

     The Company produces Bordeaux-style "Meritage" red and white wines under the "Carmenet" label. The Carmenet red wine is made from Cabernet Sauvignon, Merlot and Cabernet Franc grapes grown at the Carmenet Vineyard, is estate bottled, and bears the "Sonoma Valley" viticultural area designation. The Company also produces red wines under the "Carmenet Dynamite" label, which are made from Cabernet Sauvignon and Merlot grapes and bulk wine purchased from various vineyards in the North Coast area of California. The Carmenet white wine is made from Sauvignon Blanc and Semillon grapes purchased from Paragon Vineyard Co., Inc ("Paragon") under a grape purchase agreement and bears the "Edna Valley" appellation. See Item 1, Significant Events: Carmenet Fire.

     Edna Valley Vineyard: Edna Valley Vineyard production represented 23% of the Company's consolidated sales dollars and 25% of consolidated case sales for the fiscal year ended March 31, 1999.

     Edna Valley Vineyard has been producing mostly Chardonnay and Pinot Noir wines since 1980. The majority of wines sold under the Edna Valley Vineyard label are produced from grapes grown by Paragon, the Company's partner in the Edna Valley Vineyard Joint Venture, and are estate bottled.

     Acacia Winery: Acacia Winery production represented 17% of the Company's consolidated sales dollars and 15% of the consolidated case sales for the fiscal year ended March 31, 1999.

     The Company produces Chardonnay and Pinot Noir wines under the "Acacia" label. Most of the grapes for the production of Pinot Noir and approximately two-thirds of the grapes for Chardonnay are acquired from various vineyards in the Carneros region, in most cases pursuant to grape purchase contracts. The remaining Chardonnay and Pinot Noir grapes are grown on approximately 134 acres of vineyards owned and leased by the Company, which are in the vicinity of the winery.

     Canoe Ridge Vineyard: Canoe Ridge Vineyard production represented 7% of the Company's consolidated sales dollars and 7% of the consolidated case sales for the fiscal year ended March 31, 1999.

     The Canoe Ridge Vineyard commenced operations in 1994 and produces Merlot, Cabernet Sauvignon and Chardonnay wines under the "Canoe Ridge Vineyard" label. The grapes for these wines are grown at the Company's vineyard in Benton County, Washington and bear the "Columbia Valley" viticultural area designation.

     Echelon: Echelon production represented 12% of the Company's consolidated sales dollars and 18% of the consolidated case sales for the fiscal year ended March 31, 1999.

     The 1997 vintage was the first to be released under the Echelon label. Chardonnay, Merlot and Pinot Noir are produced under the Echelon label and bear a Central Coast appellation. The Company anticipates releasing a Syrah under the Echelon label during the next fiscal year.

     Custom Brands: Part of each winery's production is occasionally used for bottling of custom brands in addition to the wines bottled under each winery label. These custom brands are often comprised of production from other Company wineries, for which the percentage-of-sales contributions are already stated above.

     Custom brands consist primarily of Chardonnay, Cabernet Sauvignon and Pinot Noir. Quantities of custom brands bottling is highly dependent upon grape supply and availability. As grapes become more scarce, the focus of the Company's production shifts away from custom brands as they are relatively lower margin products. The Company uses custom brands primarily as a means of marketing and selling its label wines and does not intend to focus its efforts in this line of business.

     Imports & Other: The remaining 11% of the Company's consolidated sales and 11% of case sales in the year ended March 31, 1999 were primarily comprised of import wines and, to a lesser degree, domestic wines purchased by the Company for resale purposes.

     Under the terms of various agreements and investments among the Company, Duhart-Milon and DBR, the Company receives an allocation of the wines of DBR and Duhart-Milon including the wines of Chateau Lafite-Rothschild and Chateau L'Evangile of the Pauillac and Pomerol regions of Bordeaux, respectively, and of Chateau Rieussec of the Sauternes region of Bordeaux. DBR also produces a Pauillac wine exclusively for the Company.

     General

     The principal raw materials used by the Company are oak barrels, glass, cork and grapes. Oak barrels are purchased mostly from France (75%) and the United States. French oak barrels are preferred due to Company tradition, consumer taste and preferences. Cork is produced and manufactured in Portugal, which is the primary cork-producing country in the world and is purchased in the United States. Sources of cork elsewhere are relatively scarce. Glass is purchased from a variety of different sources according to specific needs as determined by the Company. A substantial portion of the Company's grape requirements is produced on the Company's own vineyards. The remaining grape requirements are met through purchases of available grapes and bulk wine from California and Washington growers.

     Marketing and Distribution

     The Company's wines are positioned in the higher end of the premium category (wines selling over $3 per bottle at retail.) The table below presents the price positioning of its labels across those categories:


                    <PLOT POINTS TO BE SUPPLIED BY CUSTOMER>


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

     Sales Within California

     Sales and the marketing of all of the Company's wines within California, including custom brands, have historically been made through the Company's own sales force and through a wholesale marketer, who acts as a broker. In the year ending March 31, 1999, the Company began exclusively using a broker for all wholesale California sales.

     The Company offers its reserve wines, older wines and other special wines to its approximately 12,000 shareholders and other consumers directly from its centralized distribution center by telephone or mail order. The Company sends two major offerings to all mail-order customers each year and frequent additional catalogs exclusively to and for our shareholders. Due to restrictions on direct retail sales of wines under the laws of other states, the Company confines direct mail shipments to purchasers with addresses in California and thirteen other states which have reciprocal cross-sale arrangements with the State of California.

     Sales Outside California

     The Company's wines are marketed by independent distributors outside California in 49 states and the District of Columbia and Puerto Rico and, internationally, in Bermuda, the British West Indies, the U.S. Virgin Islands, Canada, England, continental Europe, Hong Kong, China and Japan. In 1993, the Company established a sales and marketing division, operating as Chalone Wine Estates, to supervise and coordinate sales functions of the Company's business and its custom brands operations. The Company employs a number of regional sales managers who work directly with distributors in a particular region and their customers.

     Case Sales by Method of Distribution

     The  following  table sets forth case sales by the Company by  distribution method for the year ended March 31, 1999,  fiscal year ended 1998,  and calendar year 1996.
                                     Year ended           Year ended           Year ended
                                       March 31,           March 31,          December 31,
                                 ------------------   ------------------   ------------------
                                         1999                1998                 1996
                                 ------------------   ------------------   ------------------
                                 Number of    % of    Number of    % of    Number of    % of
                                   Cases      Total     Cases      Total     Cases      Total
                                  -------   -------    -------   -------    -------   -------
Independent distributors
      United States               210,624        56%   144,328        45%   121,403        41%
      International                16,766         4%    12,306         4%    12,574         4%
                                  -------   -------    -------   -------    -------   -------
          Total distributors      227,390        60%   156,634        49%   133,977        45%
                                  -------   -------    -------   -------    -------   -------
Company direct
      California wholesale         99,405        26%    93,418        29%    85,378        29%
      Custom brands                26,453         7%    46,840        15%    52,233        17%
      Catalog and winery retail    26,679         7%    25,639         7%    27,454         9%
                                  -------   -------    -------   -------    -------   -------
          Total Company direct    152,537        40%   165,897        51%   165,065        55%
                                  -------   -------    -------   -------    -------   -------
          Total                   379,927       100%   322,531       100%   299,042       100%
                                  =======   =======    =======   =======    =======   =======


     Centralized Administration and Warehousing

     The Company's wineries are all supported by a leased 11,500 sq. ft. central office located in Napa County, California, at the Napa Airport Business Park. In addition to housing the Company's central executive office, this facility serves as a central distribution center from which all of the Company's wines are stored prior to shipping. The Company also rents separate warehouse facilities as needed in local markets. The central facility lease is for a 15-year initial term, expiring in November 2008, with a five-year extension option.

     Employees

     On March 31, 1999, the Company had 130 full-time employees, of which 76 were in grape growing and winemaking, 16 were in sales, and 38 were in administration. During the spring and summer, the Company adds approximately 11 to 16 part-time employees for vineyard care and maintenance and 70 to 90 part-time employees for the spring bottling. In the autumn, up to 65 part-time employees are hired for the grape harvest and related winery work. The Company's hiring and employment policies for both full-time and part-time employees are believed to comply with all relevant laws, including immigration laws.

     None of the employees of the Company (including its subsidiary and joint ventures) are represented by a union. The Company believes that its wage rates and benefits are competitive and that its relations with the Company's employees are excellent.

     Regulation; Permits and Licenses

     The production and sale of wine are subject to extensive regulation by various federal and state regulatory agencies, which require the Company to maintain various permits, bonds and licenses.

     In addition to all required winery permits and licenses, the Company holds federal importer's and wholesaler's permits and California importer's, beer and wine wholesale, and beer and wine retail (off-sale) licenses. Under these permits and licenses, the Company is authorized to import wines into the United States from foreign countries, to import wines into California from other states, and to warehouse and sell wines other than those of its own production. The Canoe Ridge Vineyard holds its own winery permit and license. The Company believes it is in compliance with all currently applicable federal and state regulations.

     The Company's wines are subject to California state and federal excise taxes (at the aggregate rate of $1.27 per gallon), and varying other state excise taxes, payable at the time of shipment to customers.

     Trademarks

     CHALONE VINEYARD, CARMENET and the Acacia "A" logo are federally registered trademarks owned by the Company. EDNA VALLEY VINEYARD is a federally registered trademark owned by Paragon and licensed exclusively to the Edna Valley Vineyard Joint Venture. CANOE RIDGE is a federally registered trademark owned by Canoe Ridge Vineyard, LLC. STATON HILLS is a federally registered trademark owned by Staton Hills Winery Company, Ltd., which is expected to be assigned to the Company pursuant to the terms of an agreement dated June 15, 1999, among Peter Ansdell, SHW Equity Co. and the Company. The foregoing marks, except STATON HILLS, are also registered in Japan with the Japanese Patent Office. These marks, and other common-law marks, are of significant importance to the Company's business as label and brand recognition are important means of competition within the wine industry.

     Shareholder Benefits

     Shareholders of the Company are entitled to benefits which are not provided to other mail-order customers at large. For example, certain wines of limited production are offered only to shareholders. Beneficial owners of 100 shares or more of the Company's common stock are entitled to a 20%-30% discount from suggested retail prices on most mail-order or other direct purchases from the Company. The Company has also provided annual discounts to shareholders based on their shareholdings in the form of a "Wine Dividend Credit," which allows shareholders owning 100 or more shares to receive a credit towards the purchase of wines during the duration of the program. The Wine Dividend Credit may be used for up to 50% of the wine value of an order and is generally offered in the fall of each year. The credit amount was $.12 per share for each of the last three years. The Company also offers to shareholders, at the shareholders' expense, travel programs to various wine-growing regions of the world. In the past, the Company has provided travel programs to France, Chile, Australia, Portugal, South Africa, Italy and New Zealand. Each spring, shareholders are invited to attend the Company's annual Shareholder Celebration. For a nominal fee, attendees attend an all-day wine tasting, auction and luncheon, which is typically held on the grounds of the Chalone vineyards in Monterey County, California. In 1999, approximately 1450 shareholders and guests from 33 states and 3 foreign countries attended the luncheon, which featured tastings of all of the Company's new wines, most of its best wines, and a sumptuous luncheon.

     Seasonality

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations below for a discussion of the seasonal nature of the Company's business.

Item 2. Properties.

     The Company's principal  winemaking  activities  presently are conducted at five locations, four in California and one in eastern Washington.  The following table shows the producing  acreage,  by grape variety,  at the various vineyards owned,  in whole or in part,  by the  Company,  vineyard  acreage  currently  in development and the remaining  undeveloped acreage suitable for future planting.
Acreage  listed as  "Developing  and replanted" may consist of acreage which was unplanted,  or  previously  producing  acreage  which has been, or presently is, being  replanted.  Due to the  relatively  recent  acquisition  of Staton  Hills
Winery, data on this property is omitted.
                                                                             At March 31, 1999
                                                           ------------------------------------------------------
                                                                          Developing
                                                            Producing     & replanted     Unplanted      Total
                                                           ------------ --------------- ------------ ------------
 Chalone Vineyard:
       Chardonnay                                                  110              65            -          175
       Pinot Noir                                                   43             109            -          152
       Pinot Blanc                                                  30               -            -           30
       Chenin Blanc                                                  8               -            -            8
       Other                                                         2              37            -           39
       Unplanted                                                     -               -           98           98
                                                           ------------ --------------- ------------ ------------
           Subtotal                                                193             211           98          502
                                                           ------------ --------------- ------------ ------------
 Carmenet Vineyard:
       Cabernet Sauvignon                                           19              32            -           51
       Cabernet Franc                                               14               6            -           20
       Merlot                                                        4               3            -            7
       Chardonnay                                                    -               -            -            -
       Other                                                         2               5            -            7
       Unplanted                                                     -              11            8           19
                                                           ------------ --------------- ------------ ------------
           Subtotal                                                 39              57            8          104
                                                           ------------ --------------- ------------ ------------
 Acacia Winery (including leasehold interest):
       Chardonnay, Viogner                                          36               -            -           36
       Pinot Noir                                                   15              39            -           54
       Unplanted                                                     -               -           44           44
                                                           ------------ --------------- ------------ ------------
           Subtotal                                                 51              39           44          134
                                                           ------------ --------------- ------------ ------------
 Canoe Ridge Vineyard (including minority interest):
       Cabernet Sauvignon                                           40               8            -           48
       Merlot                                                       64              10            -           74
       Chardonnay                                                   29               -            -           29
       Other                                                         -               6            -            6
       Unplanted                                                     -               -           26           26
                                                           ------------ --------------- ------------ ------------
           Subtotal                                                133              24           26          183
                                                           ------------ --------------- ------------ ------------
           Total Acreage                                           416             331          176          923
                                                           ============ =============== ============ ============


     Chalone Vineyard

     Chalone Vineyard is located on approximately 950 acres in Monterey, California (of which 502 acres are plantable), approximately 1,500 feet above the floor of the Salinas Valley, in a viticultural area called "Chalone." The soil is composed of volcanic rock over a bed of limestone and is similar to the soil found in the Burgundy region of France. The elevation of the vineyard provides natural protection against frost. The area surrounding the vineyard has an average annual rainfall of 14 inches. The Company's water needs are supplemented by a reservoir and a well, which the Company believes will supply sufficient water for the vineyard's current and future needs.

     Chalone Vineyard was established in the early 1920s and is the oldest commercial vineyard in Monterey County. The Company has produced premium wines from the vineyard since 1969, when it acquired the vineyard from a former director of the Company, the late Richard H. Graff.

     The property includes a tasting room, dining facilities for private parties and approximately 8,500 square feet of caves for barrel storage. The winery's current production capacity is 48,000 cases.

     The Company produces primarily Chardonnay and Pinot Noir at this facility and markets these wines under the "Chalone Vineyard" and "Gavilan(TM)" labels (production of "Gavilan" vintages was discontinued during 1998).

     Carmenet Vineyard

     Carmenet Vineyard is located on approximately 300 acres in Sonoma County, California (of which 104 acres are plantable), located in the "Sonoma Valley" viticultural area. On July 31, 1996, a fire at the vineyard damaged approximately 75% of its producing acres which were planted to Cabernet Sauvignon, Merlot and Cabernet Franc. The Company has replanted these acres with essentially the same varieties. See Item 1, Business, Significant Events -Carmenet Fire.

     The vineyard is situated in the Mayacamas Mountains just north of the town of Sonoma, at an elevation of 1,200 feet. The grapevines are grown on steep hillsides in rocky, well-drained soil. The average rainfall is 30 inches. The Company's water needs are supplemented by two wells, which the Company believes will supply sufficient water for the vineyard's current and future needs, using a drip irrigation system. As at Chalone Vineyard, the elevation of Carmenet Vineyard provides natural protection against frost.

     In addition to the production area, the property includes a reception area, dining facilities for customers and guests, and 15,000 square feet of barrel caves. The barrel caves are bored into a solid rock hillside adjacent to the fermentation building and provide an ideal environment for aging wine in barrels without artificial temperature control.

     In March 1998, the Company purchased 22 acres of vineyard land in the Glen Ellen area of Sonoma Valley, approximately seven miles from the Carmenet Winery. In addition to the vineyards, the Glen Ellen acquisition included a crush and fermenting facility with a 1,200-ton capacity, which the Company plans to use to expand production of Carmenet's "Dynamite" wines. With this recent addition, the Carmenet winery now has the ability to crush and ferment 92,000 cases.

     The Company plans to use the Glen Ellen winery facility as a red-wine production facility, Fourteen acres of Chardonnay were removed, and three acres were replanted to Merlot. The Company currently intends to replant nine additional acres to Merlot later this year.

     At this property, the Company principally produces Bordeaux-style red and white wines which are marketed under the "Carmenet" brand name.

     Edna Valley Vineyard

     Paragon Vineyard is located on approximately 1,100 acres in San Luis Obispo County, California, in the "Edna Valley" viticultural area. The property is operated by Paragon Vineyard Company, which leases the winery to the Edna Valley Vineyard Joint Venture (the "Joint Venture"). The Joint Venture is 50% owned by the Company and 50% owned by Paragon, subject to an agreement between the Company and Paragon entered into on January 1, 1991, as amended on December 27, 1996 (the "Edna Valley Agreement"). The Company is the managing joint venture partner and it manages and supervises the winery operations and sells and distributes its wine.

     In 1996, the property's ground lease was amended to provide additional land for planned expansion of the winery, which subsequently was expanded from approximately 24,000 square feet to over 32,000 square feet. The expanded facility included a tasting room, dining facilities for private parties and 12,000 square feet of underground cellars for wine fermentation and barrel aging. This increased the annual production capacity from approximately 60,000 cases to over 100,000 cases.

     In April 1999, the Joint Venture began a separate $2.1 million, 16,000 square foot expansion project at the Edna Valley Vineyard. Upon completion, presently scheduled during the fall of 1999, the latest expansion is expected to double Edna Valley Vineyard's production capacity.

     The Edna Valley Vineyard principally produces Chardonnay and Pinot Noir. It also produces limited quantities of Viognier, Muscat, Pinot Blanc and Sauvignon Blanc, all of which are marketed under the "Edna Valley Vineyard" label.

     Acacia Winery

     The Acacia Winery, and its related vineyards, are located on approximately 134 acres in Napa County, California, in both the "Carneros" and the "Napa Valley" viticultural areas. The Company owns the winery building and the winemaking equipment associated with the winery. The land on which the winery is located (the "Winery Parcel") and a 41-acre producing vineyard surrounding the winery complex (the "Marina Vineyard") are owned pursuant to a tenancy-in -common agreement: one half is owned by the Company and the remaining half is owned by Mr. and Mrs. Henry Wright (the "Wrights"). The Company leases the Wright's portion of the Winery Parcel and the Marina Vineyard pursuant to two long-term leases, which commenced retroactively as of January 1, 1988, and expire on December 31, 2017, subject to certain exceptions. The annual rent for the Marina Vineyard was $116,361 in the year ended March 31,1999, subject to an annual increase determined according to a formula based on premium quality Carneros district Chardonnay prices.

     Pursuant to the terms of the tenancy-in-common agreement, the Wrights have the ability at any time to offer their interest in the Winery Parcel and the Marina Vineyard to the Company, and, if the Company declines the offer, to list the entire property for sale to a third party.

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

     The Company owns two vineyards adjacent to the Marina Vineyard to the east comprising approximately 60 acres planted to Pinot Noir, of which fifteen acres currently are producing and 45 acres are under development. During January 1999, the Company entered into a lease-purchase agreement for approximately 50 acres of additional vineyard property adjacent to the Marina vineyards. The new lease expires on December 31, 2023 and provides for annual rent payments of $74,000 in its first year and increases in various increments to $121,000 per year by 2023. The terms of the lease also provide for the Company to purchase this property for $1.1 million in consideration of certain biannual option payments. With the addition of this lease, there are 42 acres of plantable land adjacent to the Marina Vineyard to the west. The Company plans to plant this acreage to Chardonnay and Pinot Noir over the next two years. Two reservoirs exist on these properties and a third reservoir is in the planning stages in order to meet the vineyards' current and future irrigation needs.

     The property's current production capacity is approximately 63,000 cases. This is expected to increase to approximately 75,000 cases in the future. The property's principal wines are Chardonnay and Pinot Noir, which are marketed under the "Acacia" brand.

     Canoe Ridge Vineyard

     The Canoe Ridge Vineyard is located in eastern Washington State, at an altitude of approximately 800 feet on the eastern slope of the Canoe Ridge, overlooking the Columbia River. The vineyard is in the "Columbia Valley" viticultural area. Of the vineyard's approximately 275 acres (of which 183 acres are plantable), 100 acres are now planted primarily to Merlot and, to a lesser extent, to Chardonnay and Cabernet Sauvignon grapes. Although temperatures during the winter months can fall below freezing, the vineyard's altitude and easterly exposure, coupled with the Company's viticultural practices, are believed to reduce the potential for freeze damage. The grapevines are grown in well-drained, sandy-loam soil. The vineyard has an average annual rainfall of 6 inches and is irrigated with water from the Columbia River under an agreement with an adjoining farm. The vineyard is owned by Canoe Ridge Vineyard, LLC, a limited liability company in which the Company holds a 50.5% interest (the "LLC"). The Company holds 25% of the membership interests of the LLC directly, and 25.5% indirectly, through a wholly owned subsidiary of the Company.

     In the fiscal year ended March 31, 1999, the LLC purchased its leased winery facility in a recently renovated historic building which originally served as the engine house for the Walla Walla Valley Railroad in downtown Walla Walla. Additionally, the LLC purchased two parcels adjacent to the winery to increase the current winery's capacity.

     The Canoe Ridge Winery has an annual production capacity of approximately 27,000 cases, and produces primarily Chardonnay, Merlot and small amounts of Cabernet Sauvignon.

     Staton Hills Winery

     Staton Hills Winery is located in Yakima County, Washington, on the banks of the Yakima River. The vineyard is located in the Yakima Valley viticultural area. The land on which the winery is located is a 22-acre parcel, of which approximately 10 acres are planted. In addition to the vineyard area, the property includes a 20,000 sq. ft. production and tasting facility with an annual production capacity of 40,000 cases.

     The Company plans to use the winery and related property as the core of a new brand of red wine at the super-premium price point. The new brand, expected to be named later this year, is expected to consist of Merlot and Cabernet Sauvignon produced from grapes purchased under supply contracts from vineyards in the Yakima Valley, Wahluke slopes and Walla Walla Viticultural areas. Staton Hills Winery will continue to produce wines under this mark (which has been assigned to the Company), with grapes produced in the Northern Yakima Valley.

     Duhart-Milon

     Duhart-Milon is located in the Medoc region of Bordeaux, France, in the town of Pauillac. The Company holds a 23.5% interest in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"). The remaining 76.5% interest is owned by DBR. The property consists of approximately 166 acres of producing vineyards adjacent to the vineyards of the world famous Chateau Lafite-Rothschild and its related winemaking facilities. In 1855, the French Government classified the top 62 wine-producing estates in the Medoc region, choosing from over 400 such estates. These top 62 estates were further classified into five "growths," based on their perceived quality. "First growth" was considered the best. Under this classification system, Duhart-Milon is rated a "fourth growth" estate. The average annual production in recent years has been approximately 35,000 cases. Duhart-Milon wines are sold under the "Chateau Duhart-Milon" and "Moulin de Duhart" labels.

Item 3. Legal Proceedings.

     a. Settlement of Litigation Arising from the Carmenet Fire (the "PG&E" Litigation).

     As previously disclosed, on July 31, 1996 a wildfire damaged approximately 75% of the producing acreage at the Company's Carmenet Vineyard. Carmenet's winery structures and barrel inventory were untouched by the blaze and no one was injured.

     An investigation revealed that the fire was caused by the electrical lines of Pacific Gas and Electric ("PG&E"). Following these findings, PG&E made two advances to the Company for costs related to the fire in the amounts of $425,000 and $4.5 million in January 1997 and April 1998, respectively. As discussed previously in the Company's Form 10-K for the period ended March 31, 1997, the Company used the proceeds of the January 1997 payment of $425,000 to offset the write-off of inventory and vineyard assets destroyed by the fire. As discussed previously in the Company's Forms 10-Q, the Company recorded the advance of $4.5 million as a "Settlement Advance" on its balance sheet pending the completion of a final settlement agreement.

     In the quarter ended March 31, 1999, the Company entered into a settlement agreement with PG&E pursuant to which PG&E agreed to pay the Company a low six-figure amount in addition to the foregoing advances. The foregoing payment from PG&E was received by the Company during the last quarter of the fiscal year and is expected to be the final settlement. The payments received from PG&E during the year ended March 31, 1999 were recognized in full in the Company's income statement for the year ended March 31, 1999, net of related legal expenses.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report.

Executive Officers of the Registrant

     The following persons were executive officers of the Company as of March 31, 1999.



         Name                    Position(s)                                Age
         ----                    -----------                                ---

         W. Philip Woodward      Chairman of the Board of Directors          60


         Thomas B. Selfridge     President, and Chief Executive              55
                                 Officer

         Francois P. Muse        Chief Financial Officer1                    33


         Daniel E. Cohn          Secretary                                   42


         Robert B. Farver        Vice President, Sales and Distribution      42


     b. Business Experience of Executive Officers

     W. Philip Woodward. Mr. Woodward is a co-founder of the Company and has been a director of the Company since 1972. He has been its chairman since August 1997 and is a member of the Board's Executive Committee. Mr. Woodward served as Vice President and Chief Financial Officer from 1972 to 1983. In 1974, he became the Company's President and Chief Executive Officer, a position he held until October of 1983. Mr. Woodward is a director of Domaines Barons de Rothschild (Lafite) ("DBR") and president of The Chalone Wine Foundation.

     Thomas B. Selfridge. Mr. Selfridge joined the Company as President in January 1998 and was appointed to the Company's Board of Directors in May 1998. On July 1, 1998, Mr. Selfridge assumed the title of Chief Executive Officer of the Company. He also serves as a member of the Company's Operating Committee. He also serves as a member of the Board's Operating Committee, as a director of Edna Valley Vineyard and Canoe Ridge Winery, and secretary of The Chalone Wine Foundation.

     Francois P. Muse. Mr. Muse joined the Company as Corporate Controller in October of 1997. From July 1998 to May 19, 1999, he held the title of (Acting) Chief Financial Officer. He was appointed the Company's Chief Financial Officer on May 20, 1999. Mr. Muse also serves as a director of Canoe Ridge Vineyards.

     Daniel E. Cohn. Mr. Cohn has served as the Company's secretary since 1998. He has been a partner of Farella Braun & Martell LLP since 1991 and a member of its business practice group since 1985.

     Robert B. Farver. Mr. Farver joined the Company in 1990 as the Regional Sales Manager for the Northeast United States and has been the Company's Vice President, Sales and Distribution since 1996. Previously, he was Director of National Sales and Marketing. Mr. Farver also serves as a director of Canoe Ridge Vineyards.

----------------------
1  Mr. Muse was appointed the Company's Chief Financial Officer on May 20, 1999.

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




             Quarter ended                 High             Low
       --------------------------      ------------     ------------
       March 31, 1999                    $ 10.00           $ 7.63
       December 31, 1998                   10.44            10.00
       September 30, 1998                  10.56            10.00
       June 30, 1998                       11.00            10.88
       March 31, 1998                      11.75            10.13
       December 31, 1997                   12.00             9.75
       September 30, 1997                  12.75            10.50
       June 30, 1997                       12.75            10.50
       March 31, 1997                      12.00            10.00
       December 31, 1996                   12.00             9.25
       September 30, 1996                  10.00             8.00
       June 30, 1996                       11.13             8.88
       March 31, 1996                      10.50             9.00


     On June 8, 1999, the closing price for the common stock was $9.25 per share. During the year ended March 31, 1999, the average weekly trading volume of the stock was approximately 21,700 shares.


     b. Holders of Record.

     As of June 8, 1999, there were approximately 5,200 holders of record of the Company's common stock.


     c. Dividends.

     To date, the Company has not paid any cash dividends.

     Under the terms of certain of the Company's credit facilities, the Company is restricted from paying dividends in excess of 50% of its aggregate net income.

Item 6. Selected Financial Data.

     The following selected consolidated financial data for the years ended March 31, 1999 and 1998, and the years ended December 31, 1996 and 1995 are derived from the Company's audited consolidated financial statements. The financial data for the years ended March 31, 1997, 1996 and 1995, however, are derived from the Company's unaudited consolidated financial statements and are furnished with a view to providing the reader with comparative results for the prior twelve-month periods which coincide with the Company's current fiscal year-end (March 31). This data should be read in conjunction with the financial statements and notes thereto included at Item 8 of this Report.

                             SELECTED FINANCIAL DATA
                      (in thousands except per-share data)



                                                         Year ended December 31,
                                                         -----------------------
                                                             1996        1995
                                                           --------    --------
Statement of Operations Data:
    Net revenues                                           $ 31,044    $ 25,032
    Gross profit                                             12,375       8,792
    Other revenues from operations                              107          20
    Selling, general and administrative expenses              6,283       5,374
    Operating income                                          6,200       3,438
    Other income/(expense), net                              (1,925)     (2,701)
    Equity in net income of Duhart-Milon                        304          74
    Minority interest                                          (621)       (357)
    Net income                                             $  2,339    $    207

    Net income per common share                            $   0.29    $   0.04

Balance Sheet Data:
    Working capital                                        $ 23,504    $ 22,072
    Total assets                                             80,179      72,569
    Long-term obligations less current maturities            17,837      13,511
    Shareholders' equity                                     43,246      41,382


                                                                                           Year ended March 31,
                                                                      --------------------------------------------------------------
                                                                         1999        1998         1997         1996          1995
                                                                      ---------    ---------    ---------    ---------    ----------
Statement of Operations Data:
    Net revenues                                                      $  42,826    $  36,755    $  31,188    $  25,987    $  20,710
    Gross profit                                                         19,625       16,216       12,811        9,243        7,530
    Other revenues from operations                                          196          303          107           20         --
    Selling, general and administrative expenses                        (10,805)      (8,147)      (6,466)      (5,442)      (4,754)
    Operating income                                                      9,016        8,372        6,452        3,801        2,776
    Other income/(expense), net                                          (1,763)      (1,857)      (1,789)      (2,429)      (2,584)
    Settlement income                                                     4,447         --           --           --           --
    Equity in net income of Duhart-Milon                                    766          341          281          126         --
    Minority interest                                                    (1,219)      (1,125)        (681)        (387)        (156)
    Net income (loss)                                                 $   6,636    $   3,410    $   2,520    $     600    $     (26)

    Net income (loss) per common share                                $    0.75    $    0.41    $    0.31    $    0.10    $    --

Balance Sheet Data:
    Working capital                                                   $  49,192    $  27,794    $  24,283    $  22,023    $  16,680
    Total assets                                                        103,471       90,294       75,859       68,973       70,299
    Long-term obligations less current maturities                        35,273       18,124       18,379       13,415       26,339
    Shareholders' equity                                                 58,291       50,405       42,835       41,098       23,931


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Introduction

     The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 hereto as qualified by the Company's Consolidated Financial Statements and related notes presented in Item 8 hereto.

     Forward Looking Statements

     From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the President's Letter to the Shareholders, relating to projections or predictions about the Company's future investments in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of projected capital spending; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company and (vi) the risks associated with the assimilation of Staton Hills Winery. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission.

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

     The Company elected to file audited financial statements for the transition period referred to above. In accordance with applicable regulations, this Report includes consolidated balance sheets as of March 31, 1999 and March 31, 1998 and consolidated statements of income for the years ended March 31, 1999, and 1998 and December 31, 1996, respectively. This Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial information for the years ended March 31, 1999, 1998 and 1997. See Item 6, Selected Financial Data for a schedule of the data discussed herein.

     Results of Operations

     The following table represents financial data as a percentage of net revenues for the indicated periods:


                                                      Year ended March 31,                Year ended December 31,
                                              ------------------------------------ ------------------------------
                                              1999           1998             1997             1996         1995
                                              ----           -----            ----             ----         ----
 Net revenues                                 100 %          100 %            100 %            100 %        100 %
 Gross profit                                  46 %           44 %             41 %             40 %         35 %
 Other revenues from operations                 0 %            1 %              0 %              0 %          0 %
 Selling, general and admin. expenses         (25)%          (22)%            (21)%            (20)%        (21)%
 Operating income                              21 %           23 %             21 %             20 %         14 %
 Other income (expense)                        (4)%           (5)%             (6)%             (6)%        (11)%
 Settlement Income                             10 %            0 %              0 %              0 %          0 %
 Equity in net income of Duhart-Milon           2 %            1 %              1 %              1 %          0 %
 Minority interest                             (3)%           (3)%             (2)%             (2)%         (1)%
 Net income (loss)                             15 %            9 %              8 %              8 %          1 %


     Wine Sales

     Net revenues for the year ended March 31, 1999 increased approximately 17% over the comparable period in the preceding year. This increase was attributable to a 14% volume increase and a 3% average price increase.

     Net  revenues  for the year ended March 31, 1998  increased by 18% over the
prior  year  comparable   period.   This  increase  was  attributable  to  a  9%
volume-increase and an 8% average price-increase.

     Sales-volume in the California market comprised 26% of the Company's total sales for the year ended March 31, 1999. Although California is the Company's largest market (no single market outside of California accounted for more than 10% of total sales in these years), management believes that increased unit sales in markets outside of California will continue to account for most of the Company's future revenue growth.

     Gross Profit

     Gross profit for the year ended March 31, 1999 increased by approximately 21%, or $3.4 million, over the comparable period in the preceding year. This was primarily the result of (i) increased sales volume, (ii) increased average sales prices, and (iii) less pronounced increases in average production costs partly due to the relative success and size of the 1997 harvest.

     Gross profit for the year ended March 31, 1998 was $16.2 million, corresponding to a 44% gross margin, as compared to $12.8 million, or 41% gross margin, in the year ended March 31, 1997. This increase in gross profit was mostly attributable to increased unit sales, price increases across all brands and a shift in the product mix of wines sold to higher margin wines.

     Other Revenue from Operations

     Other revenue from operations consists of (i) revenue obtained from third-party wineries, net of related expenses, for grape crushing or wine bottling and (ii) net profit from sales of bulk wine. The Company cannot predict the materiality of such operations with respect to future operating results, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.

     The decrease of 35%, from $303,000 to $196,000, for the twelve months ended March 31, 1999 from the comparable period in the prior year was attributable to less custom crush demand (driven in part by the relatively lower 1998 harvest tonnage throughout California as compared to the 1997 harvest tonnage), partly offset by increased custom bottling demand.

     The increase to $303,000 for the year ended March 31, 1998, from $107,000 in the prior period, was mostly due to the increased demand resulting from the unusually large 1997 harvest experienced in California.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the year ended March 31, 1999 increased by 33% over the comparable period in the preceding year. This increase is primarily the result of (i) increased selling and marketing expenditures normally associated with increased sales quantities and also related to the launching of the new Echelon brand-name, (ii) expenditures in the Company's infrastructure and (iii) unusually high severance costs.

     Selling, general and administrative expenses in the year ended March 31, 1998 increased by 26% over the comparable period in the preceding year. This increase was primarily the result of planned increases in marketing expenditures.

     Operating Income

     Operating income for the year ended March 31, 1999 increased by 8% over the comparable period in the preceding year. This increase was primarily due to gross profits, offset by increased selling, general and administrative expenses as discussed above. Additionally, other revenues from operations decreased to 2% of operating income for the year ended March 31, 1999, compared to 4% in the prior comparable period.

     Operating income for the year ended March 31, 1998 increased 30% over the prior comparable year. This increase was mostly due to higher unit sales and gross margins per case, all discussed above.

     Other Income/(Expense), Net

     The decrease of 5% in net other expense between the years ending March 31, 1999 and 1998 was primarily driven by a 6% decrease in net interest expense mostly due to lower interest rates.

     Interest expense for the year ended March 31, 1998 increased to $1.9 million, an increase of 6% from $1.8 million in the prior comparable period. This was primarily due to slightly higher borrowing levels.

     Settlement Income

     As discussed at Item 3(a): Settlement of Litigation Arising from the Carmenet Fire, the Company recognized in its March 31, 1999 consolidated statement of income, $4.4 million relating to a settlement with Pacific Gas and Electric ("PG&E") for the July 1996 fire damage at the Carmenet vineyards.

     Equity in Net Income of Duhart-Milon

     Effective October 1, 1995, the Company exchanged its 11.3% ownership interest in DBR for a 23.5% interest in Societe Civile Chateau Duhart-Milon. The effect of this transaction was to convert an 11.3% interest in DBR, accounted for using the cost method, into an interest in an active, operating vineyard and winery operation, accounted for using the equity method.

     The Company experienced record results during the twelve months ended March 31, 1999 from its investment in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"). The Company's 23.5% equity interest in the net income of Duhart-Milon for the years ending March 31, 1999 and 1998, were $766,000 and $341,000, respectively. This 125% increase is primarily attributable to exceptionally high demand for the 1996 vintage of Bordeaux wines. The 1996 vintage is expected to be one of the Bordeaux region's most successful vintages in the past twenty years. Due to the exceptional nature of the 1996 vintage, this quarter's net income from the Company's investment in Duhart-Milon may not be indicative of future results.

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

     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company maintains a reserve for currency translation which was $2,296,000 as of March 31, 1999. This reserve was reduced from $2,459,000 as of March 31, 1998 due to the increase in the relative worth of the French Franc when compared to the U.S. dollar during the twelve months ended March 31, 1999. Although the transition to the "EURO" currency became effective as of January 1, 1999, the Company does not anticipate that this transition will have a material impact on its investment in Duhart-Milon. Currency fluctuations are recorded in the "Cumulative foreign currency translation adjustment" in the equity section of the Company's consolidated balance sheet, and in comprehensive income as defined by the Statement of Financial Accounting Standards No.130 ("SFAS 130") - Reporting Comprehensive Income.

     Minority Interest

     The Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") financial statements are consolidated in the Company's financial statements. The interest in the equity and net income of EVV and CRV which belongs to parties other than the Company is accounted for as "minority interest". The minority interest in the net income of EVV and CRV for the three years ended March 31, 1999 consisted of the following (in thousands):


                                                                                  Year ended March 31,
                                                              Minority   ----------------------------------------
Venture                         Minority Owner                Percent       1999          1998          1997
-----------                     ------------------           ----------- ------------ -------------  ------------
Edna Valley Vineyard            Paragon Vineyard Co., Inc.      50.00%      $   909       $   906        $ 570
Canoe Ridge Vineyard, LLC       Various                         49.50%          310           219          111
                                                                         ------------ -------------  ------------
                                                                            $ 1,219       $ 1,125        $ 681
                                                                         ============ =============  ============


     The minority interest in earnings for the year ended March 31, 1999 increased 8% over the comparable period ended March 31, 1998, due to steadily improving performance at both EVV and CRV primarily as a result of increases in both case sales and gross margins per case.

     The minority interest in earnings for EVV for the year ended March 31, 1998 represents an increase of 65% from the prior comparable period. Similarly, the minority interest for CRV increased significantly. Both increases were due to improved performance at both EVV and CRV.

     Company management believes that EVV and, to a lesser degree CRV, will both continue to contribute significantly to the Company's consolidated income statement.

     Net  Income

     Net income for the year ended March 31, 1999 were $6.6 million, an increase of $3.2 million, or 95%, over the year ended March 31, 1998. This was primarily as a result of non-recurring settement income of $2.6 million (after tax-effect) and increased gross profits, offset by higher selling, general and administrative expenses.

     Net income for the year ended March 31, 1998, were $3.4 million compared to $2.5 million in the year ended March 31, 1997. This 35% increase reflects increased unit sales at higher gross margins.

     Seasonality

     The Company's wine sales from quarter to quarter are highly variable due to, among other things, the timing of the release of wines for sale and changes in consumer demand. Sales are typically strongest during the fourth quarter because of heavy holiday sales and because most wines generally are released between the end of the third and beginning of the fourth quarters.

     Year 2000

     The year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather than four digits to determine the applicable year. As presently programmed, the Company's computer programs and systems that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Unless reprogrammed, in the future this could result in miscalculations causing disruptions of operations, including, among other things, temporary inefficiencies in processing transactions, sending invoices, or engaging in similar normal business activities.

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

     Liquidity and Capital Resources

     Working Capital:

     During the twelve months ended March 31, 1999, working capital increased by $21.4 million, or 77%, to $49.2 million from $27.8 million as of March 31, 1998. This was primarily due to the following: (i) $1.0 million received from the net proceeds of warrant exercises (which resulted in a purchase of 142,857 shares of the Company's common stock); (ii) aggregate payments of $4.7 million received from PG&E relating to the Carmenet vineyard fire of July 1996; (iii) net inventory increases of $6.6 million; (iv) an increase of 1.7 million in accounts receivable; (v) a decrease of $7.1 million in outstanding lines of credit from $11 million from $3.9 million due to debt refinancing, compounded by a change in classification of the Company's lines of credit from short-term to long-term; offset by; (vi) capital expenditures of $7.1 million incurred both as a result of normal operations and selected expansion of certain Company production facilities; and (vii) payment of $1.7 million in taxes relating to proceeds received from Pacific Gas and Electric ("PG&E").

     The Company's 5% Convertible Subordinated Debentures Due 1999, having a face value of $8.5 million, matured in April 1999. Upon maturity, the Company paid cash in the amount of $2.0 million to holders of debentures who elected not to convert into common stock. Holders of debentures with a face value of $6.5 million elected to convert resulting in the issuance of 738,014 new shares of the Company's common stock.

     During the twelve months ended March 31, 1998, working capital increased by $3.5 million or 14.5%, from $24.3 as of March 31, 1997 to $27.8 million. This was primarily a result of (i) a $6.0 million increase in inventory levels and
(ii) capital investments of $6.3 million, which were both funded through our lines of credit, offset by (iii) $4.8 million received from the net proceeds of warrant exercises (which resulted in a purchase of 685,714 shares of the Company's common stock).

     Cash Flows:

     During the twelve months ended March 31, 1999, cash flow from operations decreased by $1.4 million from the comparable period in the prior year. This was primarily the result of (i) $3.0 million, after-tax, received from PG&E relating to the aforementioned settlement income, offset by (ii) increased spending on inventory and (iii) various timing differences in payment of payables and collection of receivables. Cash flow from investing activities decreased by $140,000, or 2%, from the comparable period in the prior year, due to (i) an increase of $781,000 in capital expenditures, (ii) no dividends declared by Duhart-Milon in the period ended March 31, 1999, offset by (iii) no option payment made pursuant to the Edna Valley joint venture agreement during the year ended March 31, 1999. Cash flow from financing activities was $1 million less than in the prior year due to (i) a decrease in proceeds from issuance in common stock largely driven by an exercise of warrants of $1.0 million in the year ended March 31, 1999, vs. $4.8 million in prior year, offset by (ii) a net increase in debt-financing of $4.9 million in the year ended March 31, 1999, vs. $2.0 million in the preceding year.

     During the twelve months ended March 31, 1998, cash flow from operations decreased by $1.5 million from the comparable period in the prior year. This was primarily the result of (i) increased spending on inventory and (ii) various timing differences in payment of payables and collection of receivables. Cash flow from investing activities increased by $66,000 from the comparable period in the prior year, due to (i) a decrease of $847,000 in capital expenditures,
(ii) increased dividends declared by Duhart-Milon in the period ended March 31, 1998, offset by (iii) an option payment of $1.1 million made pursuant to the Edna Valley joint venture agreement during the year ended March 31, 1998. Cash flow from financing activities was $3.3 million higher than in the prior year due to (i) an increase in proceeds from issuance in common stock largely driven by an exercise of warrants of $4.8 million in the year ended March 31, 1998, offset by (ii) a net increase in debt-financing of $2.0 million in the year ended March 31, 1999, vs. $3.4 million in the preceding year.

     General:

     On March 31, 1999, the Company entered into a credit agreement with Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch ("Rabobank"). The Rabobank credit facility provides for a total of $70 million of unsecured financing, consisting of a seven-year, $30 million term loan and a two-year, $40 million revolving line of credit. In conjunction with the closing of the Rabobank credit facility, the Company refinanced approximately $24 million of its outstanding debt.

     The Company is not aware of any potential impairments to its liquidity and believes its capital resources are adequate to meet current and historic levels of capital expenditures and its liquidity needs for the at least the next twelve months.

Disclosures About Market Risk

     You should read the following disclosures in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations which have been drafted in compliance with recently adopted regulations of the SEC concerning the use of "Plain English." These disclosures are intended to discuss certain material risks of the Company's business as they appear to management at this time. However, this list is not exhaustive. Other risks may, and likely will, arise from time to time.

     Our Revenues and Operating Results Fluctuate Significantly from Quarter to Quarter

     We believe period-to-period comparisons of our operating results are not necessarily meaningful, and cannot be relied upon as indicators of future performance. In addition, there can be no assurance that our revenues will grow or be sustained in future periods or that we will maintain our current profitability in the future. Significant factors in these quarterly fluctuations, none of which are within our control, are changes in consumer demand for our wines, the affect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us, interest rates and other business and economic conditions. Additionally, our sales volume tends to be affected by price increases, distributors' inventory levels and the timing of releases for certain wines, among other factors. Consequently, we have experienced, and expect to continue to experience, seasonal fluctuations in revenues and operating results.

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

     Our Profits Depend Largely on Sales in Certain States and on Sales of Certain Varietals

     In the twelve months ended March 31, 1999, approximately 70% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.

     Approximately 92% of our net revenues in the twelve months ended March 31, 1999 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 58%, 11%, 16% and 7% of our net revenues, respectively, for the twelve months ended March 31, 1999.

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

     Our Business is Seasonal

     Our business is subject to seasonal as well as quarterly fluctuations in revenues and operating results. Our sales volume tends to increase during the summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our level of borrowing. For example, our borrowing levels typically peak during the winter when we have to pay for harvest costs and may have to make contractual payments to grape growers. These and other factors may cause fluctuations in the market price of our common stock.

     Bad Weather, Pests and Plant Diseases Could Harm Our Business

     Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases and pests and extreme weather conditions can materially and adversely affect the quality and quantity of grapes available to us. This could reduce the quality or amount of wine we produce. A deterioration in the quality of our wines could harm our brand name, and a decrease in our production could reduce our sales and profits. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production.

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

     Despite the foregoing reduction in the yield of certain crops, the harvested estate crops, in combination with contracted grape purchases (most of which are tonnage-based), are expected to permit the Company to meet originally anticipated sales-projections for its 1998 vintage Chardonnay, Cabernet and Merlot varietals which, together, have historically comprised between 80% and 85% of its aggregate annual production.

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

     Industry trends point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the supply of premium wine grapes and the amount of wine which will be produced in the future. This expected increase in grape production could result in an excess of supply over demand and force wineries to reduce, or not increase, prices.

     We Depend on Third Parties to Sell Our Wine

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 4% and 39%, respectively, of our net revenues during the twelve months ended March 31, 1999. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a broker in order to sell our wines within California. Such sales represent 31% of our net revenues during the twelve month period ended March 31, 1999. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

     New Regulations or Increased Regulatory Costs Could Harm Our Business

     The wine industry is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and various foreign agencies, state liquor authorities  and local  authorities.  These  regulations  and laws  dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits. Future legal or regulatory challenges to the industry, either individually or in the aggregate, could harm our business.

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

     We Use Pesticides and Other Hazardous Substances in the Operation of Our Business

     We use pesticides and other hazardous substances in the operation of our business. If hazardous substances are discovered on, or emanate from, any of our properties, and their release presents a threat of harm to public health or the environment, we may be held strictly liable for the cost of remediation. Payment of such costs could have a material adverse effect on our business, financial condition and results of operations. We maintain insurance against these kinds of risks, and others, under various insurance policies. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us.

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

     Shifts in Foreign Exchange Rates or the Imposition of Adverse Trade Regulations Could Harm Our Business

     We conduct some of our import and export activity for wine, packaging supplies and various wine production needs in foreign currencies. We purchase foreign currency on the spot market on an as-needed basis and engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on our operating results.

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

     Our Acquisition of Staton Hills Winery and Potential Future Acquisitions Involve a Number of Risks

     Our acquisition of Staton Hills Winery (and potential future acquisitions) involves risks which include assimilating Staton Hills into our Company; integrating, retaining and motivating key Staton Hills personnel; integrating and managing geographically-dispersed operations because Staton Hills is in Washington State and our Company is headquartered in California; integrating the technology and infrastructures of the two companies; risks inherent in the production of wine in, and marketing of wine from, Washington State, and the risks to our Company of the increased negative cash flow and increased operating expenses arising from the acquisition of, and plans for, Staton Hills.

     The integration of the operations, technology and personnel of our Company and Staton Hills' is expected to be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Staton Hills and Chalone must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays, including potential incompatibility of our business cultures, perceived adverse changes in our business plans, potential conflicts in our supplier and customer relationships and the loss of key employees and diversion of the attention of management from other ongoing business initiatives.

     The Market Price of Our Common Stock  Fluctuates

     All of the foregoing risks, among others not known or mentioned in this report, may have a significant effect on the market price of our shares. Stock markets have experienced extreme price and volume trading volatility in recent months and years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated or disproportionate to the specific company's operating performance. These broad market fluctuations may reduce the market price of our shares.

     Item 8. Financial Statements and Supplementary Data.

                          THE CHALONE WINE GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
     CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets..................................    27
           Consolidated Statements of Income............................    28
           Consolidated Statements of Shareholders' Equity..............    29
           Consolidated Statements of Cash Flows........................    30
           Notes to Consolidated Financial Statements...................    31

     INDEPENDENT AUDITORS' REPORT.......................................    43

                                                    THE CHALONE WINE GROUP, LTD.

                                                     CONSOLIDATED BALANCE SHEETS
                                            (All amounts in thousands, except share data)

                                                               ASSETS

                                                                                                   March 31,              March 31,
                                                                                                     1999                   1998
                                                                                                   ---------              ---------
 Current assets:
      Cash and cash equivalents                                                                    $   1,670              $   2,232
      Accounts receivable, less allowance for doubtful
          accounts of $86 and $92, respectively                                                        8,086                  6,349
      Notes receivable                                                                                   109                    262
      Income tax receivable                                                                              616                    248
      Inventory                                                                                       40,926                 34,277
      Prepaid expenses                                                                                   492                    450
      Deferred income taxes                                                                              158                     14
                                                                                                   ---------              ---------
          Total current assets                                                                        52,057                 43,832
 Investment in Chateau Duhart-Milon                                                                   10,409                  9,480
 Notes receivable, long-term portion                                                                     119                    130
 Property, plant and equipment - net                                                                  33,591                 30,131
 Goodwill and trademarks - net                                                                         6,196                  6,473
 Other assets                                                                                          1,099                    248
                                                                                                   ---------              ---------
               Total assets                                                                        $ 103,471              $  90,294
                                                                                                   =========              =========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Accounts payable and accrued liabilities                                                     $   2,494              $   3,425
      Bank lines of credit                                                                              --                   10,952
      Other short term debt                                                                             --                      952
      Current maturities of long-term obligations                                                        371                    709
                                                                                                   ---------              ---------
          Total current liabilities                                                                    2,865                 16,038
 Bank line of credit                                                                                   3,938                   --
 Long-term obligations, less current maturities                                                       22,835                  9,624
 Convertible subordinated debentures                                                                   8,500                  8,500
 Deferred income taxes                                                                                 2,765                  2,049
                                                                                                   ---------              ---------
               Total liabilities                                                                      40,903                 36,211
                                                                                                   ---------              ---------

 Minority interest                                                                                     4,277                  3,678
 Shareholders' equity:
     Common stock - authorized 15,000,000 shares no
     par value; issued and outstanding: 8,720,771 and
     8,393,979 shares, respectively                                                                   48,965                 46,871
     Stock subscription receivable                                                                    (1,007)                  --
     Retained earnings                                                                                12,629                  5,993
     Cumulative foreign currency translation adjustment                                               (2,296)                (2,459)
                                                                                                   ---------              ---------
               Total shareholders' equity                                                             58,291                 50,405
                                                                                                   ---------              ---------
               Total liabilities and shareholders' equity                                          $ 103,471              $  90,294
                                                                                                   =========              =========

        The accompanying notes are an integral part of these statements.

                                                    THE CHALONE WINE GROUP, LTD.

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (All amounts in thousands, except per share data)

                                                                                                                         Year ended
                                                                                      Year ended March 31,              December 31,
                                                                                 -----------------------------          ------------
                                                                                  1999                  1998               1996
                                                                                 --------             --------            --------
Gross revenues                                                                   $ 43,973             $ 37,651            $ 31,909
    Excise taxes                                                                   (1,147)                (896)               (865)
                                                                                 --------             --------            --------
Net revenues                                                                       42,826               36,755              31,044
Cost of wines sold                                                                (23,201)             (20,539)            (18,669)
                                                                                 --------             --------            --------
    Gross profit                                                                   19,625               16,216              12,375
Other revenues from operations                                                        196                  303                 107
Selling, general and administrative expenses                                      (10,805)              (8,147)             (6,282)
                                                                                 --------             --------            --------
    Operating income                                                                9,016                8,372               6,200
Interest expense                                                                   (1,761)              (1,872)             (1,844)
Settlement income                                                                   4,447                 --                  --
Equity in Chateau Duhart-Milon                                                        766                  341                 304
Minority interests                                                                 (1,219)              (1,125)               (621)
Other, net                                                                             (2)                  15                 (81)
                                                                                 --------             --------            --------
    Income before income taxes                                                     11,247                5,731               3,958
Income taxes                                                                       (4,611)              (2,321)             (1,619)
                                                                                 --------             --------            --------
    Net income                                                                   $  6,636             $  3,410            $  2,339
                                                                                 ========             ========            ========

Net income per common share
    Basic                                                                        $   0.77             $   0.44            $   0.31
    Diluted                                                                      $   0.75             $   0.41            $   0.29

Average number of shares used
    in income per share computation
    Basic                                                                           8,669                7,786               7,641
    Diluted                                                                         8,852                8,409               8,169

        The accompanying notes are an integral part of these statements.

                                                    THE CHALONE WINE GROUP, LTD.

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (All amounts in thousands)

                                                        Common Stock                               Foreign
                                                    --------------------    Stock     Retained     Currency                Compre-
                                                    Number of            Subscription Earnings/  Translation               hensive
                                                      Shares     Amount   Receivable  (Deficit)   Adjustment    Total       Income
                                                     --------   --------   --------    --------    --------    --------    --------
Balance, December 31, 1995                              7,596   $ 41,557   $   --      $    (66)   $   (108)   $ 41,383
   Sale of common stock                                     9         22       --          --          --            22
   Options exercised                                       19         77       --          --          --            77
   Profit sharing                                           2         18       --          --          --            18
   Foreign currency
     translation adjustment                              --         --         --          --          (593)       (593)   $   (593)
   Net income                                            --         --         --         2,339        --         2,339       2,339
                                                     --------   --------   --------    --------    --------    --------    --------
Balance, December 31, 1996                              7,626   $ 41,674   $   --      $  2,273    $   (701)   $ 43,246    $  1,746
                                                     --------   --------   --------    --------    --------    --------    --------
   Sale of common stock                                     2         14       --          --          --            14
   Options exercised                                       20         83       --          --          --            83
   Profit sharing                                           7         70       --          --          --            70
   Foreign currency
     translation adjustment                              --         --         --          --          (888)       (888)       (888)
   Net income                                            --         --         --           310        --           310         310
                                                     --------   --------   --------    --------    --------    --------    --------
Balance, March 31, 1997                                 7,655   $ 41,841   $   --      $  2,583    $ (1,589)   $ 42,835    $   (578)
                                                     --------   --------   --------    --------    --------    --------    --------
   Sale of common stock                                    11         75       --          --          --            75
   Warrants exercised                                     686      4,800       --          --          --         4,800
   Options exercised                                       42        155       --          --          --           155
   Profit sharing                                        --         --         --          --          --          --
   Foreign currency
     translation adjustment                              --         --         --          --          (870)       (870)       (870)
   Net income                                            --         --         --         3,410        --         3,410       3,410
                                                     --------   --------   --------    --------    --------    --------    --------
Balance, March 31, 1998                                 8,394   $ 46,871   $   --      $  5,993    $ (2,459)   $ 50,405    $  2,540
                                                     --------   --------   --------    --------    --------    --------    --------
   Sale of common stock                                     8         80       --          --          --            80
   Warrants exercised                                     143      1,000       --          --          --         1,000
   Options exercised                                      164        882     (1,007)       --          --          (125)
   Profit sharing                                          12        132       --          --          --           132
   Foreign currency
     translation adjustment                              --         --         --          --           163         163         163
   Net income                                            --         --         --         6,636        --         6,636       6,636
                                                     --------   --------   --------    --------    --------    --------    --------
Balance, March 31, 1999                                 8,721   $ 48,965   $ (1,007)   $ 12,629    $ (2,296)   $ 58,291    $  6,799
                                                     ========   ========   ========    ========    ========    ========    ========

        The accompanying notes are an integral part of these statements.

                          THE CHALONE WINE GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                             Year ended
                                                      Year ended March 31,   December 31,
                                                      --------------------    --------
                                                        1999        1998        1996
                                                      --------    --------    --------
 Cash flows from operating activities:
   Net income                                         $  6,636    $  3,410    $  2,339
   Non-cash transactions included in earnings:
    Depreciation                                         3,537       2,902       2,873
    Amortization                                           277         236         121
    Equity in net income of Chateau Duhart-Milon          (766)       (341)       (304)
    Increase in minority interest                        1,219       1,125         621
    Loss on sale of equipment                               25           8          86
    Changes in:
      Deferred income taxes                                572         740         199
      Accounts and other receivable                     (1,737)     (2,405)         73
      Distribution receivable                             --           382        (419)
      Inventory                                         (6,649)     (4,860)     (1,831)
      Prepaid expenses and other assets                 (1,261)       (479)       (236)
      Accounts payable and accrued liabilities            (931)      1,624       3,494
                                                      --------    --------    --------
    Net cash provided by operating activities              922       2,342       7,016
                                                      --------    --------    --------

Cash flows from investing activities:
   Capital expenditures                                 (7,112)     (6,331)     (6,635)
   Proceeds from disposal of property and equipment         89         105         362
   Collection of notes receivable                          164         194          33
   Investment in Edna Valley joint venture                --        (1,050)       --
   Distributions from Duhart-Milon                        --           363         156
                                                      --------    --------    --------
    Net cash used in investing activities               (6,859)     (6,719)     (6,084)
                                                      --------    --------    --------

Cash flows from financing activities:
   Borrowings on line of credit - net                   (7,014)      3,181      (3,745)
   Repayment of short-term debt                           (952)       --          --
   Distributions to minority interests                    (619)       (638)       (200)
   Proceeds from new long-term debt                     25,182        --         8,894
   Repayment of long-term debt                         (12,309)     (1,210)     (5,823)
   Proceeds from issuance of common stock                1,087       5,030         117
                                                      --------    --------    --------
    Net cash provided by financing activities            5,375       6,363        (757)
                                                      --------    --------    --------
Net increase (decrease) in cash                           (562)      1,986         175
Cash at beginning of period                              2,232         246          32
                                                      --------    --------    --------
Cash at end of period                                 $  1,670    $  2,232    $    207
                                                      ========    ========    ========

Other cash flow information:
   Interest paid                                      $  1,779    $  1,895    $  1,829
   Income taxes paid                                     4,271       2,610         397

Non-cash transactions:
   Accrued investment in Edna Valley joint venture        --          --         1,428
   Debt assumed in acquisition of real property           --         1,974         940
   Profit sharing stock contribution                       132        --            18
   Stock issued and subscribed                          (1,007)       --          --

        The accompanying notes are an integral part of these statements.

                          THE CHALONE WINE GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND OPERATIONS

     The Chalone Wine Group, Ltd. ("the Company") produces and sells primarily super and ultra-premium quality table wines. The Company farms its estate-owned vineyards representing approximately 416 producing acres in Napa, Sonoma, Monterey counties of California and in eastern Washington state. Approximately 75% of its annual grape requirements for the year ended March 31, 1999 were purchased from independent growers.

     The Company sells the majority of its products to wholesale distributors, restaurants, and retail establishments throughout the United States, Canada and Europe. Export sales accounted for approximately 4% of total revenue for the year ended March 31, 1999. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. At March 31, 1999, Domaines Barons de Rothschild (Lafite) ("DBR"), a French company, owned approximately 40% of the Company's outstanding common stock, and the Company is DBR's partner in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"), a Bordeaux wine-producing estate located in Pauillac, France.

     The Company owns 50% of Edna Valley Vineyard ("EVV"), a winery operation in San Luis Obispo County, California, under a joint venture with the other 50% owner,Paragon Vineyard Company, Inc. ("Paragon"). The Company, as the managing joint venturer, manages and supervises EVV's winery operations, and sells and distributes the wine and is deemed to control the EVV operations for accounting purposes. The Company has certain commitments related to its continuing ownership of EVV (see Note M).

     The Company also owns 50.5% of, and manages, Canoe Ridge Vineyard LLC ("Canoe Ridge"), a Washington State winery and vineyard operation.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     Change in Fiscal Year-End

     The Company changed its fiscal year-end from December 31 to March 31, effective March 31, 1998. Accordingly, the Company reported a three-month transition period ending March 31, 1997. See Note O for financial data relating to the three-month period ended March 31, 1997.

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company, EVV and Canoe Ridge, since they are controlled and managed by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Additionally, the Company has a 23.5% investment in Chateau Duhart-Milon, which is accounted for using the equity method (Note F).

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

     Accounting Estimates

     The presentation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement amounts and related disclosures at the date of the financial statements. Actual results could differ from these estimates.

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

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives. The straight-line method is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for income tax purposes.

     The different ranges of useful lives used in computing depreciation are (i) 15 to 35 years for vineyard development costs, (ii) 80 years for caves, (iii) 15 to 40 years for buildings and (iv) 3 to 20 years for machinery and equipment.

     Capitalized costs of planting new vines and ongoing cultivation costs for vines not yet bearing, including interest, are classified as vineyard development. Depreciation commences in the initial year the vineyard yields a commercial crop, generally in the third or fourth year after planting.

     Costs attributable to caves represent improvements to the land incurred to dig into hillsides and structurally reinforce underground tunnels where to store and age the Company's wines.

     Goodwill and Trademarks

     The excess of the purchase price paid over acquired net assets is amortized over 40 years on a straight-line basis. Trademarks are amortized over their estimated useful lives from the date they are put into use.

     The payments made to extend the life of the EVV joint venture and acquire ownership of the continuing joint venture have been recorded as goodwill and are being amortized over 40 years beginning in January 1997 (see Note M).

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

     Forward Exchange Contracts

     The Company has only a limited involvement with forward exchange contracts and does not use them for trading purposes. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts or in income when the hedged transaction occurs. As of March 31, 1999, the Company had three outstanding forward exchange contracts totaling 650,000 French Francs, all three of which matured prior to May 31, 1999, with no significant exchange gain or loss.

     Net income per Share

     Basic net income per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. As a result of the adoption of SFAS 128, EPS amounts for the year ended December 31, 1996 have been restated to conform to the new standard. For all periods presented, the difference between basic and diluted EPS for the Company reflects the inclusion of dilutive stock options and stock warrants, the effect of which is calculated using the treasury stock method as shown below. The Company's convertible debentures are excluded from the computation, as these have had, and continue to have, an antidilutive effect.

     The following is a reconciliation of the figures used in deriving basic EPS and those used in calculating diluted EPS:

                      (in thousands, except per share data)


                                        Basic EPS                                   Diluted EPS
                                     ----------------                              ---------------
                                                                                       Income
                                                      Effect of dilutive securities  available to
                                           Income     -----------------------------     common
                                       available to                                  stockholders
                                           common                       Stock        and assumed
                                        stockholders       Warrants    options       conversion
                                     ----------------   ------------- ----------  ---------------
Year ended March 31, 1999:
    Income                                   $ 6,636            --            --          $ 6,636
    Shares                                     8,669           183            --            8,852
                                     ----------------                              ---------------
    EPS                                      $  0.77                                      $  0.75
                                     ================                              ===============

Year ended March 31, 1998:
    Income                                   $ 3,410            --            --          $ 3,410
    Shares                                     7,786           457           166            8,409
                                     ----------------                              ---------------
    EPS                                      $  0.44                                      $  0.41
                                     ================                              ===============

Year ended December 31, 1996:
    Income                                   $ 2,339            --            --          $ 2,339
    Shares                                     7,641           425           103            8,169
                                     ----------------                              ---------------
    EPS                                      $  0.31                                      $  0.29
                                     ================                              ===============

     Recently Issued Accounting Standards

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are shown in the Consolidated Statements of Shareholders' Equity.

     SFAS No. 131, Disclosures about Segment Reporting of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about segments in interim financial reports issued to shareholders. This statement establishes a management approach to segment reporting and requires reporting of selected segment information quarterly and entity-wide disclosures about products and services and major customers. The Company's business is managed on the basis of multiple products and brands within one segment, the wine industry.

NOTE C - CARMENET FIRE

     A wildfire damaged approximately 75% of the producing acreage at the Company's Carmenet Vineyard, located in Sonoma, California, on July 31, 1996. Carmenet's winery structures and barrel inventory were untouched by the blaze and no people were injured. The damaged acreage was planted to Cabernet Sauvignon, Merlot and Cabernet Franc grapes used for estate bottled wines produced under the Carmenet label. Prior to the fire, Carmenet produced approximately 38,000 cases of wine annually (of which a significant proportion was estate bottled). Carmenet's 1996 grape harvest was reduced roughly in proportion to the percentage of the vineyard's overall producing acreage damaged by the fire.

     The Company has completed the final stage of replanting the remaining 25% of the damaged acreage. Historically, newly planted vines produce production-quality grapes in approximately three years, although the vines are expected to take approximately seven years to return to full production levels prior to the fire. Until the damaged acreage returns to full production, Carmenet's ability to make estate-bottled wines will be limited. In order to supplement Carmenet's harvest, the Company attempts to buy suitable grapes on the open market; however, there can be no assurance that grapes of suitable quality or variety will continue to be available in sufficient quantity or on terms acceptable to the Company.

     Preliminary investigation indicated that the fire was caused by the electrical lines of Pacific Gas and Electric ("PG&E"). In conjunction with these findings, PG&E made two advances to the Company for costs related to the fire in the amounts of $425,000 and $4.5 million in January 1997 and April 1998, respectively. The Company used the proceeds of the January 1997 payment of $425,000 to offset the write-off of inventory and vineyard assets destroyed by the fire. The Company recorded the advance of $4.5 million as a "Settlement Advance" on its balance sheet, until such time that a final settlement agreement would be reached.

     In the quarter ended March 31, 1999, a final settlement agreement was reached with PG&E. As part of the settlement, PG&E agreed to pay the Company an additional $150,000, which was received by the Company as of March 31, 1999. The payments of $4.5 million and $150,000 were recognized in the Company's income statement for the year ended March 31, 1999, net of related legal expenses.

NOTE D - INVENTORY

     Inventory consists of the following at March 31 (in thousands):

                                  1999         1998
                               ----------- -------------
 Bulk wine                       $ 25,802      $ 21,800
 Bottled wine                      14,387        11,493
 Wine packaging supplies              417           769
 Other                                320           215
                               ----------- -------------
                                 $ 40,926      $ 34,277
                               =========== =============

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at March 31 (in thousands):

                                        1999           1998
                                    -------------  -------------
 Land                                    $ 5,216        $ 3,376
 Vineyard development                     10,910         11,589
 Caves                                     1,678          1,678
 Buildings                                17,335         15,082
 Machinery and equipment                  18,888         16,311
                                    -------------  -------------
                                          54,027         48,036
 Accumulated depreciation                (20,436)       (17,905)
                                    -------------  -------------
                                        $ 33,591       $ 30,131
                                    =============  =============

NOTE F - INVESTMENT IN CHATEAU DUHART-MILON

     During the period of April 1989 to June 1993, the Company purchased approximately 11% of the outstanding ordinary shares of Domaines Barons de Rothschild ("DBR") in exchange for a combination of 5% convertible subordinated debentures and warrants which were subsequently exercised.

     Effective October 1, 1995, the Company exchanged essentially all of its existing ownership in DBR for a 23.5% interest in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"). The remaining 76.5% of Duhart-Milon is owned by DBR.

     Duhart-Milon's condensed balance sheet as of March 31 are as follows (translated into U.S. dollars at the year-end) (in thousands):


                                           1999         1998
                                       ------------ -------------
 Inventory                                 $ 3,223       $ 3,200
 Short-term note receivable                 10,110         6,914
 Other current assets                          730           340
                                       ------------ -------------
      Current assets                        14,063        10,454
                                       ------------ -------------
 Property and equipment, net                 2,524         2,327
                                       ------------ -------------
      Total assets                        $ 16,587      $ 12,781
                                       ============ =============

      Current liabilities                  $ 3,111       $ 2,876
      Equity                                13,476         9,905
                                       ------------ -------------
      Total liabilities and equity        $ 16,587      $ 12,781
                                       ============ =============

     The results of operations are summarized as follows (translated into U.S. dollars at the average exchange rate for the period) (in thousands):


                                                           Year ended
                                               ---------------------------------
                                               March 31,  March 31, December 31,
                                                 1999        1998       1996
                                                -------    -------    -------
Revenues                                        $ 5,941    $ 3,912    $ 3,964
Cost of sales                                    (2,626)    (2,337)    (2,651)
                                                -------    -------    -------
     Gross profit                                 3,315      1,575      1,313
                                                -------    -------    -------
Net operating/other (expenses)/revenues             154        112        236
                                                -------    -------    -------
     Net earnings                               $ 3,469    $ 1,687    $ 1,549
                                                =======    =======    =======

Company's share of net earnings                 $   815    $   396    $   364
Other                                               (49)       (55)       (60)
                                                -------    -------    -------
     Equity in net earnings of Duhart-Milon     $   766    $   341    $   304
                                                =======    =======    =======

     The carrying amount of the Company's investment in Duhart-Milon is greater than the amount arrived at by multiplying the Company's 23.5% ownership interest by the historical cost basis of Duhart-Milon's equity by approximately $7.2 million at March 31, 1999 (the "basis difference"). This basis difference is primarily attributable to the difference between the historical cost of Duhart-Milon's land holdings versus the fair value of such land that was used as part of the basis to record the Company's initial investment under the equity method of accounting. Because land is not a depreciable asset, the original basis difference attributable to land of $8.5 million is not being amortized by the Company. The remaining basis difference reflects other fair value versus book value differences at the date of the Company's initial investment that are being amortized over the life of the underlying assets.

     The Company experienced record results during the year ended March 31, 1999 from its investment in ("Duhart-Milon) primarily due to exceptionally high demand for the 1996 vintage of Bordeaux wines. Due to the exceptional nature of the 1996 vintage, the Company's share of Duhart-Milon's net earnings may not be indicative of future results.

     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company recognizes currency translation adjustments in shareholders' equity which totaled $2,296,000 as of March 31, 1999. This amount was reduced from $2,459,000 as of March 31, 1998 due to the increase in the relative worth of the French Franc when compared to the U.S. dollar during the twelve months ended March 31, 1999.

NOTE G - BORROWING ARRANGEMENTS

     Borrowing arrangements consist of the following at March 31 (in thousands):

                                                                                          1999         1998
                                                                                      ------------ -------------
 Credit line of $40,000,000 bearing interest at LIBOR+0.875%, payable
  monthly, due March 31, 2001                                                           $   3,938      $      -

 Credit line of $10,300,000 bearing interest at LIBOR+1%, payable monthly,
  repaid on March 31, 1999                                                                      -         4,000

 Credit line of $5,500,000 bearing interest at LIBOR+1%, payable monthly,
  repaid on March 31, 1999                                                                      -         4,677

 Credit line of $2,500,000 bearing interest at LIBOR+1%, payable monthly,
  repaid on March 31, 1999                                                                      -         2,275

 Convertible subordinated debentures due in 1999, bearing interest at 5%
  Interest payments on the debentures are due semiannually
  (including amounts due to related party - see Note L)                                     8,500         8,500

 Bank term loan, due in March 2006, bearing interest at LIBOR + 1.2%
  payable in monthly installments commencing on April 30, 1999, with
  principal payable in quarterly installments commensing on December 31, 2000              20,000             -

 Note payable, due May 2000 payable in annual installments of principal
  and interest.  Interest rate of 7%                                                          475           713

 Mortgage payable in monthly installments of principal and interest due August
  2021.  Interest rate of 7%                                                                1,740         1,776

 Bank term loan, due in 2001 with monthly installments of principal and interest.
  Interest rate of LIBOR plus 1.8%, repaid on March 31, 1999                                    -         5,516

 Bank term loan, payable in monthly installments of principal and interest due
  June 2002. Interest rate of LIBOR plus 2.5%, repaid on March 31, 1999                         -           215

 Note payable, payable in monthly installments of principal and interest due
  June 2016.  Interest rate of 7.03% (see Note L, related party)                              926           934

 Note payable, due in August 1999 payable in monthly installments of principal
  and interest.  Interest rate of 7.85%, repaid on August 3, 1998                               -         1,021

 Other notes payable, due in varying monthly installments through January 2000,
  bearing interest from 6.5% to 10.9%, some of which are secured by equipment                  65           158
                                                                                      ------------ -------------
                                                                                           35,644        29,785
                                                                                      ------------ -------------
 Less current maturities                                                                     (371)      (11,661)
                                                                                      ------------ -------------
                                                                                         $ 35,273      $ 18,124
                                                                                      ============ =============

     The credit line and bank term loan effective as of March 31, 1999, are unsecured. Restrictive covenants, however, include provisions regarding:
maintenance of certain financial ratios; mergers or acquisitions; loans, advances or debt guarantees; additional borrowings; annual lease expenditures; annual fixed asset expenditures; changes in control of the Company; and declaration or payment of dividends.

     The $8.5 million of 5% debentures, convertible to 965,098 shares of the Company's common stock as of March 31, 1999, were subordinate in right of payment to all senior indebtedness of the Company. On April 20, 1999, such debentures, matured. At such time, holders of $2.0 million in debentures elected not to exercise their conversion rights and the Company repaid the $2.0 million using available borrowings under its long-term bank line of credit. The holders of the remaining $6.5 million of debentures elected to exercise the conversion rights and exchanged their debentures for 738,016 shares of the Company's common stock.

     Since the $8.5 million of convertible debt was either refinanced with a long-term bank line of credit or was converted to common stock, this amount was classified as long-term debt in the Company's March 31, 1999 balance sheet.

     Maturities of borrowing arrangements for each of the next five years ending March 31, are as follows (in thousands):


                         2000               $   371
                         2001                 7,771
                         2002                 3,295
                         2003                 3,515
                         2004                 3,750
                         Thereafter          16,942
                                           --------
                         Total             $ 35,644
                                           ========


     Company management believes that the fair value of its principal short and long term borrowings are equal to the book value since the terms were recently negotiated with the lenders. Interest rates on the Company's mortgage and other notes payable are not significantly different from current market rates.

     As of April 9, 1999, the Company entered into an interest-rate swap contract for a notional amount of $20 million. This contract effectively converts the variable LIBOR rate which would otherwise be paid by the Company on its $20 million bank term-loan balance into a fixed-rate obligation over a period which corresponds to that of the underlying loan agreement. During that time, the rate which the Company will be obligated to pay, after including the lending institution's additional mark-up (which is based on financial ratios, and varies accordingly) will be fixed between 6.95% and 7.12%.


NOTE H - STOCK BASED COMPENSATION

     On February 10, 1997, the Board of Directors  adopted the 1997 Stock Option
Plan (the "Plan"). The Plan provides for the grant of stock options to officers and other key employees of the Company, as well as non-employee directors and consultants, for an aggregate of up to 1,000,000 shares of common stock, plus any shares under the Company's 1987 Stock Option Plan, which expired in February
1997,  or 1988  Non-Discretionary  Stock Option Plan,  which expired in December
1996, that become available for issuance as a result of forteitures to the Company under the terms of such plans. These options generally expire 10 years from the date of grant and become exercisable after a one-year period. Option activity under the plans is as follows:

                                                                                                                         Weighted
                                                                                                        Number of        Average
                                                                                                         Shares       Exercise Price
                                                                                                         ------       --------------
Outstanding, December 31, 1995 (520,381 exercisable at a weighted average price of $8.20)                556,591        $    8.13
                                                                                                        --------        ---------
     Granted (weighted average fair value of $7.80)                                                       70,840             9.74
     Exercised                                                                                           (35,303)            6.83
     Canceled                                                                                             (3,585)            8.67
                                                                                                        --------        ---------
Outstanding, December 31, 1996                                                                           588,543             8.40
                                                                                                        --------        ---------
     Granted (weighted average fair value of $5.09)                                                       71,930            10.41
     Exercised                                                                                           (25,416)            5.57
     Canceled                                                                                               --               n/a
                                                                                                        --------        ---------
Outstanding, March 31, 1997                                                                              635,057             8.61
                                                                                                        --------        ---------
     Granted (weighted average fair value of $5.95)                                                      229,150            11.65
     Exercised                                                                                           (82,638)            7.79
     Canceled                                                                                               (476)            9.50
                                                                                                        --------        ---------
Outstanding, March 31, 1998                                                                              781,093             9.62
                                                                                                        --------        ---------
     Granted (weighted average fair value of $5.70)                                                      172,520            11.40
     Exercised                                                                                          (308,004)            8.90
     Canceled                                                                                            (37,500)           11.23
                                                                                                        --------        ---------
Outstanding, March 31, 1999                                                                              608,109        $   10.39
                                                                                                        ========        =========

     Additional information regarding options outstanding as of March 31, 1999 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                     -----------------------------------------------------     --------------------------------
  Range of                                             Weighted Avg.
  exercise                              Number           Remaining          Weighted Avg.        Number          Weighted Avg.
   Prices                            Outstanding      Contractual Life      Exercise Price     Exercisable       Exercise Price
   ------                            -----------      ----------------      --------------     -----------       --------------
$ 5.00-$ 8.00                           90,900            5.2 years            $    6.50          83,070            $    6.37
$ 8.00-$ 9.99                           93,200            4.5 years                 9.28          93,200                 9.28
$10.00-$12.38                          424,009            7.5 years                11.47         267,129                11.33
                                       -------            ---------            ---------         -------            ---------
                                       608,109            6.7 years            $   10.39         443,399            $   10.08
                                       =======            =========            =========         =======            =========


     Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three-month offer period or beginning of the Purchase Plan start (27 months), subject to an annual limitation. Stock issued under the plan was 7,734 shares, 11,005 shares and 9,049 shares in the years ended March 31, 1999, 1998, and December 31, 1996, respectively, at weighted average prices of $9.09, $6.82, and $6.31, respectively. The weighted average fair value of the awards for each of the years ended March 31, 1999, 1998, and December 31, 1996 awards was $10.69, $10.48, and $9.84, respectively. At March 31, 1999, 20,607 shares were reserved for future issuances under the Purchase Plan.

     Additional Stock Plan Information

     The Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 102 months following vesting; stock volatility of 21.53% and 24.1% in the years ended March 31, 1999 and 1998, respectively and 17% in the year ended December 31, 1996; risk-free interest rates of 6.49% and 6.59% for the years ended March 31, 1999 and 1998, respectively, and 6.0% in the year ended December 31, 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values for the years ended March 31, 1999, March 31, 1998 and December 31, 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $5,727,000 ($.65 per share), $2,895,000 ($.26 per share) and $2,095,000 ($.26 per share), respectively.


NOTE I - COMMON STOCK

     The Company has reserved 1.5 million shares of common stock as of March 31, 1999, in connection with stock option and stock purchase plans, warrants and convertible subordinated debentures.

     On April 20, 1999, convertible subordinated debentures (convertible to 965,098 shares of the Company's common stock as of March 31, 1999) matured. At such time, holders of $2.0 million in debentures elected not to exercise their conversion rights and the Company repaid the $2.0 million using available borrowings under its line of credit. The holders of the remaining $6.5 million of debentures elected to exercise the conversion rights and exchanged their debentures for 738,016 shares of the Company's common stock. The Company received gross proceeds of $5.8 million ($4.8 million in March 1998 and $1 million in April 1998) in connection with the issuance of 828,571 shares of its common stock upon the exercise by the principal holders of all the Company's outstanding $7.00 warrants issued as of March 29, 1993 (the "Warrants").

NOTE J - EMPLOYEE BENEFIT PLANS

     The Company has a Qualified Profit-Sharing Plan which provides for Company contributions, as determined annually by the Board of Directors, based on the Company's previous year performance. These contributions may be in the form of common stock or cash as determined by the Board of Directors. The Board has approved a contribution of $154,000 for the year ended March 31, 1999, $143,000 for the year ended March 31, 1998, and $73,000 for the year ended December 31, 1996. At March 31, 1999, the plan held 18,603 shares of the Company's common stock.


NOTE K - INCOME TAXES

     The provision for income taxes is summarized as follows (in thousands):


                                                                     Year ended
                                           Year ended March 31,     December 31,
                                          ----------------------    ------------
                                           1999            1998        1996
                                          ------          ------       ------
Federal
     Current                              $3,121          $1,261       $1,056
     Deferred                                471             585          184
                                          ------          ------       ------
                                           3,592           1,846        1,240
                                          ------          ------       ------
State
     Current                                 920             319          364
     Deferred                                 99             156           15
                                          ------          ------       ------
                                           1,019             475          379
                                          ------          ------       ------
                                          $4,611          $2,321       $1,619
                                          ======          ======       ======


     The composition of the Company's net deferred tax liability is as follows at March 31 (in thousands):


                                                            1999           1998
                                                           ------         ------
Deferred tax liability:
      Property, plant and equipment                        $2,561         $2,105
      Other                                                   204             10
                                                           ------         ------
                                                            2,765          2,115
                                                           ------         ------
Deferred tax assets:
      Inventory                                               158             14
      Tax credit carryforwards                               --               66
                                                           ------         ------
                                                              158             80
                                                           ------         ------
      Net deferred tax liability                           $2,607         $2,035
                                                           ======         ======


     The provision for income taxes differs from amounts computed at the statutory rate as follows (in thousands):


                                                                     Year ended
                                               Year ended March 31, December 31,
                                               ------------------    -----------
                                                 1999      1998        1996
                                               -------    -------    -------
U.S. federal income tax at statutory rate      $ 3,824    $ 1,949    $ 1,395
State tax net of federal benefit                   655        334        230
Reconciling items:
    Effect of acquisitions, net                     33         33         33
    Other                                           99          5        (39)
                                               -------    -------    -------
                                               $ 4,611    $ 2,321    $ 1,619
                                               =======    =======    =======

NOTE L - TRANSACTIONS WITH RELATED PARTIES

     The consolidated statements of income include the following amounts resulting from transactions with related parties (in thousands):

                                                                                                        Year ended
                                                                                                   Year ended March 31, December 31,
                                                                                                    ------------------  ------------
                                                                                                    1999          1998      1996
                                                                                                    ----          ----      ----
Interest expense:
     Interest on convertible debentures held by Company owners
      and directors                                                                                 $325          $325      $325
     Interest on note payable to director                                                            --             49        39
     Interest on notes payable to joint venture partner                                              --            --          2
Interest income:
     Interest on notes receivable from Company officers and directors                                --              2         4
     Interest on note receivable from joint venture partner                                           31            40        48
Amortization expense for joint venture agreement                                                     124            64       --
Lease expense for land and facilities to joint venture partner                                        20            12        10
Consulting fee to officer of the Company                                                             --            --         33
Consulting fee to affiliate of an officer                                                            270           --        --



     The  balance  sheet   includes  the  following   amounts   resulting   from
transactions with related parties at March 31 (in thousands):


 Receivables                                                                                                1999              1998
                                                                                                            ----              ----
     Note receivable from Company officer                                                                   $ --              $   65
Inventory
     Wine purchases from related parties                                                                     2,651             1,717
     Grape purchases from related parties                                                                    3,093             2,483
Goodwill - investment in joint venture (see Note M)                                                          3,287             3,619
Notes receivable - joint venture partner (Paragon)                                                             228               327
Property, plant & equipment contributed by joint venture partners (net)                                      1,102             1,192
Long-term obligations
     Note payable to director of  the Company                                                                 --                 934
     Convertible debentures held by Company owners and Directors
      (see Note G and I)                                                                                     6,500             6,500


NOTE M - COMMITMENTS AND CONTINGENCIES

     As of March 31, 1999, future minimum lease payments (excluding the effect of future increases in payments based on indexes which cannot be estimated at the present time) required under noncancelable operating leases with terms in excess of one year are as follow (in thousands):


                      Year ending
                       March 31,
                       --------
                         2000               $   853
                         2001                   860
                         2002                   827
                         2003                   834
                         2004                   826
                         Thereafter           9,289
                                           --------
                         Total             $ 13,489
                                           ========

     Rental expense charged to operations was as follows $788,000 and $635,000 for the years ended March 31, 1999 and 1998, respectively, and $658,000 for the year ended December 31, 1996.

     In 1991, the Company and Paragon entered into an agreement ("old agreement") to provide the Company with the option to convert the EVV Joint Venture ("Joint Venture") into a "permanent partnership" of unlimited duration. Under the old agreement, the Company had made payments totaling $1,070,000 to Paragon to have the right to extend the life of the Joint Venture through January 1997. Under a new agreement, entered into on December 27, 1996 ("new agreement"), the Company agreed to further payments of (i) $1,590,000 in November of 1996, (ii) $1,050,000 in December of 1997 and December of 1999, and
(iii) $850,000 in December of 2001. Required payments through March 31, 1999 have all been made pursuant to the new agreement. The completion of all further payments will guarantee the Company's 50% ownership throughout the remaining life of the Joint Venture. Should the Company fail to make any further payments, however, its ownership in the Joint Venture would be reduced to 26.71% as of December 1999 (the due date of the next payment). Concurrent with the available investment option in 2001, the Company will also have the option to purchase 50% of the brand name, Edna Valley, for $200,000 which is currently licensed to the Joint Venture by Paragon. The payments made to extend the life of the Joint Venture and acquire ownership of the continuing Joint Venture have been recorded as goodwill and are being amortized over 40 years.

     The Company has contracted with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. While most of these contracts call for prices to be determined by market conditions, several long-term contracts provide for minimum grape or bulk wine prices.


NOTE N - SELECTED FINANCIAL INFORMATION - THREE MONTHS ENDED MARCH 31, 1997

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


                    Net revenues             $  5,390
                    Net Income               $    310
                    EPS                      $   0.04
                    Total assets             $ 75,859


NOTE O - QUARTERLY DATA (Unaudited)

     The Company's quarterly operating results for the fiscal year ended March 31, 1999, March 31, 1998, the three-month transition period ended March 31, 1997 and the year ended December 31, 1996, are summarized below:

                (All amounts in thousands, except per share data)


                                  Gross        Gross          Net         EPS
  Quarter ended                 revenues       profit    loss/income   (diluted)
  -------------                 --------       ------    -----------   ---------
March 31, 1999                   $11,024      $ 5,095      $ 3,587      $  0.40
December 31, 1998                 12,573        5,607        1,352         0.16
September 30, 1998                11,361        4,831          977         0.11
June 30, 1998                      9,015        4,092          720         0.08
March 31, 1998                     8,936        4,137          535         0.06
December 31, 1997                 11,178        4,878        1,404         0.17
September 30, 1997                 9,250        3,783          804         0.10
June 30, 1997                      8,287        3,418          667         0.08
March 31, 1997                     5,520        2,384          311         0.04
December 31, 1996                  9,857        4,100          888         0.11
September 30, 1996                 8,207        3,157          668         0.08
June 30, 1996                      8,449        3,170          653         0.08
March 31, 1996                     5,396        1,948          130         0.02

NOTE P - SUBSEQUENT EVENT

     On June 15, 1999, the Company purchased 100% of the outstanding shares of SHW Equity Co., a holding company which, in turn, owns 100% of Staton Hills Winery and its adjacent vineyards in Yakima County, Washington. The cost of the acquisition was approximately $6.0 million and was financed with the Company's long-term bank line of credit.

     The Company intends to use the Staton Hills facility as the home of a new Washington State wine brand featuring Merlot and Cabernet Sauvignon from these three viticultural regions. The Company's present plan for the new brand, expected to be named in the fall of 1999, is to initially produce 20,000 cases for sale to the super-premium wine market.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Chalone Wine Group, Ltd.


     We have audited the accompanying consolidated balance sheets of The Chalone Wine Group, Ltd. (the "Company") (a California corporation), as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the two years ended March 31, 1999 and for year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for the two years ended March 31, 1999 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP


San Francisco, California
May 14, 1999
(June 15, 1999, as to Note P)

Item 9. Disagreements on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     See Part I, Item 4 - Executive Officers of the Registrant. Additional information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999.


Item 11. Executive Compensation.

   a. Executive Compensation.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999.


Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a(1). Financial Statements.
     The following financial  statements of the Company are included in Part II,
Item 8:

                                                                           Page
                                                                           ----
     CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets.....................................  27
           Consolidated Statements of Income...............................  28
           Consolidated Statements of Shareholders' Equity.................  29
           Consolidated Statements of Cash Flows...........................  30
           Notes to Consolidated Financial Statements......................  31

INDEPENDENT AUDITORS' REPORT...............................................  43


     a(2). Financial Statement Schedules.

     Schedules are omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

     b. Reports on Form 8-K.

     The Company filed one report on Form 8-K during the first quarter of the period covered by this Report, dated May 8, 1998, covering the issuance of shares upon the exercise of the Company's 1993 warrants.

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

         10.32   Promissory Note between the Company and Richard H. Graff,               (iv)
                 dated July 1, 1996.

         10.33   Secured Purchase Money Promissory Note between the Company              (iv)
                 and Richard H. Graff, Trustee, Graff 1993 Trust, dated July 1, 1996.

         10.34   Residential Lease between the Company and Richard H. Graff,             (iv)
                 dated July 1, 1996.

         10.35   Consulting and Non-Competition Agreement between the Company            (iv)
                 and Richard H. Graff, dated July 1, 1996.

         10.36   Credit   Agreement   between   the  Canoe  Ridge                        (iv)
                 Vineyard,  LLC, and Wells Fargo Bank, dated
                 August 15, 1996.

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




                                  EXHIBIT INDEX

         Exhibit
         Number  Exhibit Description
         ------  -------------------
         10.39   Credit Agreement between the Company and Wells Fargo Bank,               (i)
                 dated July 30, 1997.

         10.40   Credit Agreement between Edna Valley Vineyard and                        (i)
                 Wells Fargo Bank, dated July 30, 1997.

         10.41   Credit Agreement between Canoe Ridge Vineyard, LLC,                      (i)
                 and Wells Fargo Bank, dated July 30, 1997.

         10.42   First Amendment to Credit Agreement between the Company                  (i)
                 and Wells Fargo Bank incorporated as Exhibit 10.39, dated
                 January 5, 1998.

         10.43   Second Amendment to Credit Agreement between the Company                 (i)
                 and Wells Fargo Bank incorporated as Exhibit 10.39, dated
                 June 9, 1998.

         10.44   First Amendment to Credit Agreement between Edna Valley                  (i)
                 Vineyard and Wells Fargo Bank incorporated as Exhibit 10.40, dated June 9, 1998.

         10.45   First Amendment to Credit Agreement between Canoe Ridge                  (i)
                 Vineyard, LLC and Wells Fargo Bank incorporated as Exhibit 10.41, dated June 9, 1998.

         10.46   Lease-Purchase Agreement between the Company and Frances
                 Goodwin, Trustee of Lois Martinez Trust, dated December 30,
                 1999.

         10.47   Credit Agreement by and between Cooperative Centrale
                 Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York
                 Branch and the Company, dated March 31, 1999.

         10.48   Term Loan Promissory Note between Cooperative Centrale
                 Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York
                 Branch and the Company, dated March 31, 1999.

         10.49   Revolving Loan Promissory Note between Cooperative Centrale
                 Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York
                 Branch and the Company, dated March 31, 1999.

         10.50   Purchase Agreement among Peter Ansdell, SHW Equity Co., and the
                 Company, and SHW Equity Co., dated June 15, 1999.

------------------------------
 (i)      Incorporated  by  reference  to  Exhibit  Nos.  10.39  through  10.45, respectively, to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

                                  EXHIBIT INDEX

          Exhibit
          Number       Exhibit Description
          ------       -------------------
           24          Consent of Deloitte & Touche LLP to incorporation by
                       reference, dated June 28, 1999.

           27          Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           THE CHALONE WINE GROUP, LTD.


           By /s/ Thomas B. Selfridge
              ---------------------------------------
                Thomas B. Selfridge
                Chief Executive Officer
                (Principal Executive Officer)



           By /s/ Francois P. Muse
              ---------------------------------------
                Francois P. Muse
                Chief Financial Officer (Principal
                Financial and Principal Accounting Officer)


           Dated:  June 28, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ Thomas B. Selfridge         President, and Chief      June 28, 1999
         ------------------------------  Executive Officer
         Thomas B. Selfridge


         /s/ W. Philip Woodward          Director, and Chairman    June 28, 1999
         -----------------------------   of the Board
         W. Philip Woodward


         /s/ Christophe Salin            Vice Chairman of the      June 28, 1999
         -----------------------------
         Christophe Salin                Board


         /s/ C. Richard Kramlich         Director                  June 28, 1999
         -----------------------------
         C. Richard Kramlich

         /s/ Cristina G. Banks           Director                  June 28, 1999
         -----------------------------
         Cristina G. Banks


                                         Director
         -----------------------------
         William G. Myers


         /s/ James H. Niven              Director                  June 28, 1999
         -----------------------------
         James H. Niven


         /s/ Eric de Rothschild          Director                  June 28, 1999
         -----------------------------
         Eric de Rothschild


         /s/ Mark Hojel                  Director                  June 28, 1999
         -----------------------------
         Mark Hojel


         /s/ Yves-Andre Istel            Director                  June 28, 1999
         -----------------------------
         Yves-Andre Istel


         /s/ Phillip M. Plant            Director                  June 28, 1999
         -----------------------------
         Phillip M. Plant