Form 10-K/A
period 1999-03-31
CHALONE WINE GROUP LTD
filed 1999-06-30
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                   FORM 10-K/A

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

         The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for fiscal year ended March 31, 1999, as set forth herein:

                                    PART IV

Itme 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        C. Exhibits.

        The exhibits listed below are filed or incorporated by reference herein.

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

                                  EXHIBIT INDEX

          Exhibit
          Number       Exhibit Description
          ------       -------------------
           24          Consent of Deloitte & Touche LLP to incorporation by
                       reference, dated June 28, 1999.

           27          Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CHALONE WINE GROUP, LTD.
DATE: June 30, 1999

                                             By: /s/ Francois P. Muse
                                                --------------------------------
                                                Chief Financial Officer