Form 10-Q
period 1999-06-30
CHALONE WINE GROUP LTD
filed 1999-08-16
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended June 30, 1999

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

The number of shares outstanding of Registrant's Common Stock on August 9, 1999 was 9,363,658.


                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION


                                                                                                  Page
                                                                                                  ----
     Item 1. Financial Statements

              Consolidated Balance Sheets as of June 30, 1999, and March 31, 1999.                  3

              Consolidated  Statements of Income for the three months ended June
              30, 1999 and 1998.                                                                    4

              Consolidated  Statements  of Cash Flows for the three months ended
              June 30, 1999 and 1998.                                                               5

              Notes to Consolidated Financial Statements.                                           6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  8

     Item 3. Disclosures about market risk                                                          12

                          PART II. - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                                       16




                                                    The Chalone Wine Group, Ltd.

                                                     CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)

                                                               ASSETS

                                                                                                     June,                 March 31,
                                                                                                      1999                   1999
                                                                                                    ---------             ---------
Current assets:
     Cash and cash equivalents                                                                      $   2,163             $   1,670
     Accounts receivable, less allowance for doubtful
         accounts of $106 and $86, respectively                                                         7,597                 8,086
     Notes receivable                                                                                     109                   109
     Income tax receivable                                                                              1,252                   616
     Inventory                                                                                         45,011                40,926
     Prepaid expenses                                                                                     535                   492
     Deferred income taxes                                                                                899                   158
                                                                                                    ---------             ---------
         Total current assets                                                                          57,566                52,057
Investment in Chateau Duhart-Milon                                                                      9,545                10,409
Notes receivable, long-term portion                                                                       119                   119
Property, plant and equipment - net                                                                    37,595                33,591
Goodwill and trademarks - net                                                                           6,612                 6,196
Other assets                                                                                            1,171                 1,099
                                                                                                    ---------             ---------
              Total assets                                                                          $ 112,608             $ 103,471
                                                                                                    =========             =========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                                       $   5,854             $   2,494
     Current maturities of long-term obligations                                                          309                   371
                                                                                                    ---------             ---------
         Total current liabilities                                                                      6,163                 2,865
Bank line of credit                                                                                    11,218                 3,938
Long-term obligations, less current maturities                                                         22,560                22,835
Convertible subordinated debentures                                                                      --                   8,500
Deferred income taxes                                                                                   3,108                 2,765
                                                                                                    ---------             ---------
              Total liabilities                                                                        43,049                40,903
                                                                                                    ---------             ---------

Minority interest                                                                                       4,282                 4,277
Shareholders' equity:
     Common stock - authorized 15,000,000 shares no par value;
     issued and outstanding: 9,363,658 and 8,720,771 shares,
     respectively                                                                                      54,518                48,965
     Stock subscription receivable                                                                        (38)               (1,007)
     Retained earnings                                                                                 13,555                12,629
     Cumulative foreign currency translation adjustment                                                (2,758)               (2,296)
                                                                                                    ---------             ---------
              Total shareholders' equity                                                               65,277                58,291
                                                                                                    ---------             ---------
              Total liabilities and shareholders' equity                                            $ 112,608             $ 103,471
                                                                                                    =========             =========


                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                          The Chalone Wine Group, Ltd.

                        CONSOLIDATED STATEMENTS OF INCOME
                (unaudited, in thousands, except per-share data)



                                                              Three months
                                                             ended June 30,
                                                         -----------------------
                                                           1999          1998
                                                         --------      --------
Gross revenues                                           $ 10,828      $  9,015
    Excise taxes                                             (259)         (203)
                                                         --------      --------
Net revenues                                               10,569         8,812
Cost of wines sold                                         (5,538)       (4,720)
                                                         --------      --------
    Gross profit                                            5,031         4,092
Other revenues from operations                                 40          --
Selling, general and administrative expenses               (3,086)       (2,534)
                                                         --------      --------
    Operating income                                        1,985         1,558
Interest expense                                             (493)         (419)
Equity in Chateau Duhart-Milon                                337           316
Minority interests                                           (304)         (243)
Other, net                                                     43             8
                                                         --------      --------
    Income before income taxes                              1,568         1,220
Income taxes                                                 (642)         (500)
                                                         --------      --------
    Net income                                           $    926      $    720
                                                         ========      ========


 Net income per common share
     Basic                                               $   0.10      $   0.08
     Diluted                                             $   0.10      $   0.08

 Average number of shares used
     in income per share computation
     Basic                                                  9,221         8,580
     Diluted                                                9,341         8,873



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The Chalone Wine Group, Ltd.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                Three months
                                                               ended June 30,
                                                             ------------------
                                                              1999       1998
                                                             -------    -------
Cash flows from operating activities:
   Net income                                                $   926    $   720
   Non-cash transactions included in earnings:
     Depreciation                                                560        464
     Amortization                                                114         85
     Equity in net income of Chateau Duhart-Milon               (337)      (316)
     Increase in minority interest                               304        243
     Loss on sale of equipment                                     4       --
     Changes in:
      Settlement advance                                        --        4,500
      Accounts and other receivable                               (6)       602
      Inventory                                                 (925)      (908)
      Prepaid expenses and other assets                         (171)      (273)
      Accounts payable and accrued liabilities                 2,812       (875)
                                                             -------    -------
     Net cash provided by operating activities                 3,281      4,242
                                                             -------    -------

Cash flows from investing activities:
   Capital expenditures                                       (2,069)    (2,200)
   Purchase of Staton Hills Winery, net of cash acquired      (6,127)
   Proceeds from disposal of property and equipment                5       --
   Distributions from Duhart-Milon                               738       --
                                                             -------    -------
     Net cash used in investing activities                    (7,453)    (2,200)
                                                             -------    -------

Cash flows from financing activities:
   Borrowings on line of credit - net                          7,280     (3,661)
   Repayment of short-term debt                                 --         (952)
   Distributions to minority interests                          (300)       (71)
   Repayment of long-term debt                                (2,337)      (457)
   Proceeds from issuance of common stock                         22      1,044
                                                             -------    -------
     Net cash provided by financing activities                 4,665     (4,097)
                                                             -------    -------

Net increase (decrease) in cash                                  493     (2,055)
Cash at beginning of period                                    1,670      2,232
                                                             -------    -------
Cash at end of period                                        $ 2,163    $   177
                                                             =======    =======



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The Chalone Wine Group, Ltd.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Consolidated Financial Statements

The consolidated balance sheet as of June 30, 1999, the consolidated statements of Income for the three months ended June 30, 1999, and 1998, and the consolidated statements of cash flows for the three months then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flow at June 30, 1999, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, reference should be made to the consolidated financial statements and notes included in the Company's Form 10-K for the year ended March 31, 1999, on file with the Securities and Exchange Commission.

NOTE 2 - Reclassifications

Certain prior period amounts have been reclassified in order to conform with the current period presentation.

NOTE 3 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 ("SFAS 130") - Reporting Comprehensive Income. SFAS 130 requires the reporting of a new measure of income which takes into account certain elements otherwise recorded directly in equity. The following is a reconciliation of net income and comprehensive income (in thousands):

                                                              Three months ended
                                                                    June 30,
                                                                ----------------
                                                                  1999      1998
                                                                ------    ------
Net income                                                      $  926    $  720
Change in cumulative foreign currency translation adjustment      (462)      280
                                                                ------    ------
Comprehensive income                                            $  464    $1,000
                                                                ======    ======


NOTE 4 - Earnings per Share

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

The Company's convertible debentures are excluded from the computation, as these have had an antidilutive effect. In April 1999, debentures with a face value of $6.5 million were converted into 738,014 shares of the Company's common stock. At such time, holders of the remaining $2.0 million in debentures elected not to exercise their conversion rights and the Company repaid the $2.0 million using available borrowings under its line of credit.

                          The Chalone Wine Group, Ltd.


The following is a reconciliation of share information used to compute basic EPS and diluted EPS:

                      (in thousands, except per-share data)

                                              Basic EPS                                 Diluted EPS
                                            ---------------                            ---------------
                                                                Effect of dilutive
                                                                     securities             Income
                                                            ---------------------------   available to
                                               Income                                       common
                                             available to                                 shareholders
                                               common                       Stock         and assumed
                                             shareholders      Warrants     options       conversion
                                            --------------- ------------- ------------ ---------------
Three months ended June 30, 1999:
  Income                                     $         926            --           --   $         926
  Shares                                             9,221           120           --           9,341
                                            ---------------                            ---------------
  EPS                                        $        0.10                              $        0.10
                                            ===============                            ===============

Three months ended June 30, 1998:
  Income                                     $         720            --           --   $         720
  Shares                                             8,580           227           66           8,873
                                            ---------------                            ---------------
  EPS                                        $        0.08                              $        0.08
                                            ===============                            ===============



NOTE 5 - Acquisition of Staton Hills Winery

On June 15, 1999, the Company purchased 100% of the outstanding shares of SHW Equity Company, a holding company which, in turn, owns 100% of Staton Hills Winery ("SHW") and its adjacent vineyards in Yakima County, Washington. The cost of the acquisition, which included $3.3 million of SHW's notes payable that were repaid by the Company at the date of the acquisition, was approximately $6.0 million and was financed with the Company's long-term bank line of credit.

The acquisition was recorded using the purchase method of accounting and the acquisition price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the acquisition price over the fair value of net assets acquired was recorded as goodwill, which is being amortized over 20 years. A breakdown of the allocation of the acquisition price is as follows (in thousands):


          Cash                                                $    62
          Accounts receivable                                     140
          Inventory                                             3,160
          Property, plant and equipment                         2,504
          Deferred tax asset                                      741
          Goodwill                                                473
          Accounts payable and accrued liabilities               (548)
          Deferred tax liabilities                               (343)
                                                              -------
               Total                                          $ 6,189
                                                              =======




The accompanying condensed consolidated financial statements include the operations of SHW for the period from June 15, 1999 through June 30, 1999. The pro-forma effect of including the operations of SHW in the accompanying condensed consolidated financial statements as if it had been acquired at the beginning of the quarter would not be significant.

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "projects," "may," "may not," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to projections or predictions about the Company's future investments in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of projected capital spending; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company and (vi) the risks associated with the assimilation of Staton Hills Winery. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended March 31, 1999.

DESCRIPTION OF THE BUSINESS

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

The Chalone Wine Group, Ltd. was incorporated under the laws of the State of California on June 27, 1969. Unless otherwise indicated, the term "Company" as used in this report refers to The Chalone Wine Group, Ltd. and its consolidated subsidiaries. The Company became a publicly held reporting company as the result of an initial public offering of common stock in 1984. Today, the Company is one of only nine publicly held U.S. corporations whose principal business is in the production, marketing and selling of wine.

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

The following table represents financial data as a percentage of net revenues for the indicated periods:

                                              Three months ended       Percent
                                                    June 30,           Change
                                           ------------------------- -----------
                                              1999         1998        99 vs 98
                                           ------------ ------------ -----------
 Net revenues                                  100.0 %      100.0 %       19.9%
 Cost of sales                                 (52.4)%      (53.6)%       17.3%
                                               -----        -----
    Gross profit                                47.6 %       46.4 %       22.9%
 Other revenues from operations                  0.4 %        0.0 %       n/a
 Selling, general and admin. expenses          (29.2)%      (28.8)%       21.8%
                                               -----        -----
    Operating income                            18.8 %       17.6 %       27.4%
 Interest Expense                               (4.7)%       (4.8)%       17.7%
 Equity in Chateau Duhart-Milon                  3.2 %        3.6 %        6.6%
 Minority interest                              (2.9)%       (2.7)%       25.1%
 Other, net                                      0.4 %        0.1 %      437.5%
                                               -----        -----
    Income before income taxes                  14.8 %       13.8 %       28.5%
 Income taxes                                   (6.0)%       (5.6)%       28.4%
                                               -----        -----
    Net income (loss)                            8.8 %        8.2 %       28.6%
                                               =====        =====


Net Revenues

Net revenues increased approximately 20%, from $8.8 million to $10.6 million, for the three months ended June 30, 1998 and 1999, respectively, primarily due to a 15% volume increase and a 4% average price-per-unit increase.

Gross Profit

Gross profit increased approximately 23%, from $4.1 million to $5.0 million, for the three months ended June 30, 1998 and 1999, respectively, primarily due to increased net revenues. The corresponding gross profit margin increased from 46.4% to 47.6% during the period due to selected price increases and product-mix differences.

Other Revenue from Operations

The $40,000 in other revenue from operations for the three months ended June 30, 1999 was attributable to custom bottling activities which had not begun at this time last year.

Other revenue from operations consists of (i) processing and other revenue from third-party wineries and (ii) net profit from sales of bulk wine. The Company cannot predict the effect on future operating results, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22%, from $2.5 million to $3.1 million for the three months ended June 30, 1998 and 1999, respectively, primarily as a result of increased selling efforts associated with the 20% increase in net revenues.

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

Operating Income

Operating income increased 27%, from $1.6 million to $2.0 million, for the three months ended June 30, 1998 and 1999, respectively, primarily due to increased gross profits, offset by a smaller increase in selling, general and administrative expenses as discussed above.

Interest Expense

Interest expense increased 18% from $419,000 to $493,000, for the three months ended June 30, 1998 and 1999, respectively, primarily due to higher average outstanding borrowings.

Equity in Net Income of Duhart-Milon

The Company's 23.5% equity interest in the net income of Chateau Duhart-Milon ("Duhart-Milon") increased 7%, from $316,000 to $337,000, for the three months ended June 30, 1998 and 1999, respectively, primarily due to continuing demand for Bordeaux wines.

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

The Company's investment in Duhart-Milon is a long-term investment denominated in French Francs. The Company's reserve for currency translation adjustment was $2,758,000 as of June 30, 1999. This increased by $462,000 since March 31, 1999, due to the decrease in the relative worth of the French Franc when compared to the U.S. dollar. The European Union's transition to "EURO" currency, which became effective as of January 1, 1999, is not expected to materially affect the valuation of the Company's investment in Duhart-Milon. Currency fluctuations are recorded as a "Cumulative foreign currency translation adjustment" in the equity section of the Company's consolidated balance sheet, and in comprehensive income as required by the Statement of Financial Accounting Standards No.130 ("SFAS 130") - Reporting Comprehensive Income.


Minority Interest

The  Financial  Statements  of Edna  Valley  Vineyard  ("EVV")  and Canoe  Ridge
Vineyard,  LLC ("CRV") are consolidated with the Company's financial statements.
The interest in the equity and net income of EVV and CRV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV and CRV for the three months ended June 30, 1999 and 1998 consisted of the following (in thousands):

                                                                                Three months
                                                                               ended June 30,
                                                              Minority   ---------------------------
Venture                         Minority Owner                 Percent      1999          1998
-----------                     -------------------           ---------- ------------ --------------
Edna Valley Vineyard            Paragon Vineyard Co., Inc.       50.00%        $ 205          $ 172
Canoe Ridge Vineyard, LLC       Various                          49.50%           99             71
                                                                         ------------ --------------
                                                                               $ 304          $ 243
                                                                         ============ ==============

The minority interest in the net income of EVV and CRV in earnings increased 25%, from $243,000 to $304,000, for the three months ended June 30, 1998 and 1999, respectively, due to steadily improving performance at both EVV and CRV primarily as a result of increased case sales.

                          The Chalone Wine Group, Ltd.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

Net Income

Net income increased 29%, from $720,000 to $926,000, for the three months ended June 30, 1998 and 1999, respectively, primarily due to increased gross profits, only partially offset by (i) higher selling, general and administrative expenses and (ii) higher financing costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital:

Working capital increased 4%, from $49.2 million to $51.4 million, for the three months ended June 30, 1998 and 1999, respectively, primarily due to financing the purchase of Staton Hills Winery assets through the Company's long-term line of credit.

Cash Flows:

During the three months ended June 30, 1999, cash flow from operations decreased by $961,000 from the comparable period in the prior year. This was primarily due to a $4.5 million advance received in June 1998 from PG&E relating to settlement income which was ultimately recognized in the Company's income statement during the three month period ended March 31, 1999.

During the three months ended June 30, 1999, cash flow from investing activities decreased by $5.3 million from the comparable period in the prior year. This was primarily due to the $6.1 million purchase of Staton Hills Winery ("SHW").

During the three months ended June 30, 1999, cash flow from financing activities increased by $8.8 million from the comparable period in the prior year. This was primarily due to an increase of $7.3 million in line of credit financing, largely driven by the $6.1 million purchase of SHW.

General:

The Company is not aware of any potential impairments to its liquidity and believes its capital resources are adequate to meet current and historic levels of capital expenditures and its liquidity needs for at least the next twelve months.

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

Our Profits Depend Largely on Sales in Certain States and on Sales of Certain Varietals

In the three months ended June 30, 1999, approximately 70% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.

Approximately 92% of our net revenues in the three months ended June 30, 1999 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 58%, 11%, 16% and 7% of our net revenues, respectively, for the three months ended June 30, 1999.

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

We Depend on Third Parties to Sell Our Wine

We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the
United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 4% and 39%, respectively, of our net revenues during the three months ended June 30, 1999. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a broker in order to sell our wines within California. Such sales represent 32% of our net revenues during the three month period ended June 30, 1999. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

                          The Chalone Wine Group, Ltd.

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

                          The Chalone Wine Group, Ltd.

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

                          The Chalone Wine Group, Ltd.

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit Number
         --------------

                  27       Financial Data Schedule

         (b) Reports.

                  One report to shareholders, filed on June 30, 1999 with the Securities and Exchange Commission on Form 8-K, with respect to the acquisition of Staton Hills Winery.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1999               The Chalone Wine Group, Ltd.
----------------------               ----------------------------
                                             (Registrant)


                                        /s/ Thomas B. Selfridge
                                     -------------------------------------------
                                     Thomas B. Selfridge
                                     President and Chief Executive Officer




Dated: August 13, 1999                  /s/ Francois P. Muse
----------------------               -------------------------------------------
                                     Francois P. Muse
                                     Chief Financial Officer and Treasurer