Form 10-Q
period 1999-09-30
CHALONE WINE GROUP LTD
filed 1999-11-15
CIK 742685

================================================================================
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

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

The number of shares outstanding of Registrant's Common Stock on November 8, 1999 was 9,365,021.

================================================================================

                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

     Consolidated Balance Sheets as of September 30, 1999, and
       March 31, 1999.                                                         3

     Consolidated Statements of Income for the three-month and
       six-month periods ended September 30, 1999 and 1998.                    4

     Consolidated Statements of Cash Flows for the three-month and
       six-month periods ended September 30, 1999 and 1998.                    5

     Notes to Consolidated Financial Statements.                               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    8

Item 3. Disclosures about market risk                                         12


                     PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      16

                                                    The Chalone Wine Group, Ltd.

                                                     CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)

                                                               ASSETS

                                                                                                       September 30,      March 31,
                                                                                                           1999             1999
                                                                                                         ---------        ---------
Current assets:
     Cash and cash equivalents                                                                           $      10        $   1,670
     Accounts receivable, less allowance for doubtful
         accounts of $122 and $86, respectively                                                              9,717            8,086
     Notes receivable                                                                                          109              109
     Income tax receivable                                                                                   1,054              616
     Inventory                                                                                              45,473           40,926
     Prepaid expenses                                                                                          343              492
     Deferred income taxes                                                                                     899              158
                                                                                                         ---------        ---------
         Total current assets                                                                               57,605           52,057
Investment in Chateau Duhart-Milon                                                                          10,039           10,409
Notes receivable, long-term portion                                                                            119              119
Property, plant and equipment - net                                                                         40,551           33,591
Goodwill and trademarks - net                                                                                6,555            6,196
Other assets                                                                                                 1,248            1,099
                                                                                                         ---------        ---------
              Total assets                                                                               $ 116,117        $ 103,471
                                                                                                         =========        =========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                                            $   5,829        $   2,494
     Current maturities of long-term obligations                                                               295              371
                                                                                                         ---------        ---------
         Total current liabilities                                                                           6,124            2,865
Bank line of credit                                                                                         13,160            3,938
Long-term obligations, less current maturities                                                              22,551           22,835
Convertible subordinated debentures                                                                           --              8,500
Deferred income taxes                                                                                        3,108            2,765
                                                                                                         ---------        ---------
              Total liabilities                                                                             44,943           40,903
                                                                                                         ---------        ---------

Minority interest                                                                                            4,607            4,277
Shareholders' equity:
     Common stock - authorized 15,000,000 shares no par value;
          issued and outstanding: 9,365,021 and 8,720,771 shares,
          respectively                                                                                      54,494           48,965
    Stock subscription receivable                                                                              (38)          (1,007)
    Retained earnings                                                                                       14,569           12,629
    Cumulative foreign currency translation adjustment                                                      (2,458)          (2,296)
                                                                                                         ---------        ---------
              Total shareholders' equity                                                                    66,567           58,291
                                                                                                         ---------        ---------
              Total liabilities and shareholders' equity                                                 $ 116,117        $ 103,471
                                                                                                         =========        =========

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements


                                                    The Chalone Wine Group, Ltd.

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (unaudited, in thousands, except per-share data)

                                                                        Three months ended                    Six months ended
                                                                            September 30,                      September 30,
                                                                     --------------------------          --------------------------
                                                                       1999              1998              1999              1998
                                                                     --------          --------          --------          --------
Gross revenues                                                       $ 13,177          $ 11,361          $ 24,005          $ 20,376
    Excise taxes                                                         (330)             (248)             (589)             (451)
                                                                     --------          --------          --------          --------
Net revenues                                                           12,847            11,113            23,416            19,925
Cost of wines sold                                                     (7,028)           (6,282)          (12,566)          (11,002)
                                                                     --------          --------          --------          --------
    Gross profit                                                        5,819             4,831            10,850             8,923
Other revenues from operations                                             13                23                53                23
Selling, general and administrative expenses                           (3,359)           (2,612)           (6,445)           (5,146)
                                                                     --------          --------          --------          --------
    Operating income                                                    2,473             2,242             4,458             3,800
Interest expense                                                         (599)             (423)           (1,092)             (842)
Equity in Chateau Duhart-Milon                                            193               215               530               531
Minority interests                                                       (325)             (332)             (629)             (575)
Other, net                                                                (22)              (44)               21               (36)
                                                                     --------          --------          --------          --------
    Income before income taxes                                          1,720             1,658             3,288             2,878
Income taxes                                                             (706)             (681)           (1,348)           (1,181)
                                                                     --------          --------          --------          --------
    Net income                                                       $  1,014          $    977          $  1,940          $  1,697
                                                                     ========          ========          ========          ========

Net income per common share
    Basic                                                            $   0.11          $   0.11          $   0.21          $   0.20
    Diluted                                                          $   0.11          $   0.11          $   0.21          $   0.19

Average number of shares used
    in income per share computation
    Basic                                                               9,365             8,692             9,293             8,636
    Diluted                                                             9,501             8,892             9,421             8,883

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                                                    The Chalone Wine Group, Ltd.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited, in thousands)

                                                                              Three months ended               Six months ended
                                                                                September 30,                   September 30,
                                                                           ------------------------        ------------------------
                                                                             1999            1998            1999            1998
                                                                           --------        --------        --------        --------
Cash flows from operating activities:
   Net income                                                              $  1,014        $    977        $  1,940        $  1,697
   Non-cash transactions included in earnings:
     Depreciation                                                               554             468           1,114             932
     Amortization                                                               111              85             225             170
     Equity in net income of Chateau Duhart-Milon                              (193)           (215)           (530)           (531)
     Increase in minority interest                                              325             332             629             575
     Loss(Gain) on sale of equipment                                             (5)             92              (1)             92
     Changes in:
      Settlement advance                                                       --              --              --             4,500
      Accounts and other receivable                                          (1,923)         (2,300)         (1,929)         (1,698)
      Inventory                                                                (462)            741          (1,387)           (167)
      Prepaid expenses and other assets                                          61            (151)           (110)           (424)
      Accounts payable and accrued liabilities                                  (25)            243           2,787            (632)
                                                                           --------        --------        --------        --------
     Net cash provided by (used in) operating activities                       (543)            272           2,738           4,514
                                                                           --------        --------        --------        --------
Cash flows from investing activities:
   Capital expenditures                                                      (3,565)         (3,350)         (5,634)         (5,550)
   Purchase of Staton Hills Winery, net of cash acquired                       --              --            (6,127)           --
   Proceeds from disposal of property and equipment                              60            --                65            --
   Net Increase in Notes Receivable                                            --               (20)           --               (20)
   Distributions from Duhart-Milon                                             --              --               738            --
                                                                           --------        --------        --------        --------
     Net cash used in investing activities                                   (3,505)         (3,370)        (10,958)         (5,570)
                                                                           --------        --------        --------        --------

Cash flows from financing activities:
   Borrowings on line of credit - net                                         1,942           4,240           9,222             579
   Repayment of short-term debt                                                --              --              --              (952)
   Distributions to minority interests                                         --              --              (300)            (71)
   Repayment of long-term debt                                                  (23)         (1,110)         (2,360)         (1,567)
   Proceeds from issuance of common stock                                       (24)              4              (2)          1,048
                                                                           --------        --------        --------        --------
     Net cash provided by (used in) financing activities                      1,895           3,134           6,560            (963)
                                                                           --------        --------        --------        --------

Net increase (decrease) in cash                                              (2,153)             36          (1,660)         (2,019)
Cash at beginning of period                                                   2,163             177           1,670           2,232
                                                                           --------        --------        --------        --------
Cash at end of period                                                      $     10        $    213        $     10        $    213
                                                                           ========        ========        ========        ========

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements

                          The Chalone Wine Group, Ltd.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Consolidated Financial Statements

The consolidated balance sheet as of September 30, 1999, the consolidated statements of Income for the three-month and six-month periods ended September 30, 1999, and 1998, and the consolidated statements of cash flows for the three-month and six-month periods then-ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flow at September 30, 1999, and for all periods presented have been made.

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


NOTE 2 - Reclassifications

Certain prior-period amounts have been reclassified in order to conform with the current period presentation.


NOTE 3 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 ("SFAS 130") Reporting Comprehensive Income. SFAS 130 requires the reporting of a new measure of income which takes into account certain elements otherwise recorded directly in equity. The following is a reconciliation of net income and comprehensive income (in thousands):

                                         Three months ended    Six months ended
                                            September 30,        September 30,
                                          -----------------   ------------------
                                            1999      1998      1999       1998
                                          -------   -------   -------    -------
Net income                                $ 1,014   $   977   $ 1,940    $ 1,697
Change in cumulative foreign
 currency translation adjustment              300       742      (162)     1,022
                                          -------   -------   -------    -------
Comprehensive income                      $ 1,314   $ 1,719   $ 1,778    $ 2,719
                                          =======   =======   =======    =======


NOTE 4 - Earnings per Share

Basic EPS represents the income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents the income available to common shareholders divided by the weighted average of common shares outstanding while also giving effect to the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted EPS for the Company is due to the dilutive effect of stock options and stock warrants as shown below. This effect is calculated using the treasury stock method.

In April 1999, debentures with a face value of $6.5 million were converted into 738,014 shares of the Company's common stock. At such time, holders of the remaining $2.0 million in debentures elected not to exercise their conversion rights and the Company repaid the $2.0 million using available borrowings under its line of credit. For all periods presented, these convertible debentures are excluded from the computation of diluted EPS, as these either had an antidilutive effect, or simply do not exist anymore.

                          The Chalone Wine Group, Ltd.

The following is a reconciliation of share information used to compute basic EPS and diluted EPS:

                          (in thousands, except per-share data)

                                                 Basic EPS                          Diluted EPS
                                                ------------                        -----------
                                                               Effect of dilutive      Income
                                                                  securities        available to
                                                               ------------------      common
                                              Income available                      shareholders
                                                 to common                Stock     and assumed
                                                shareholders   Warrants   options    conversion
                                                ------------   --------   -------    ----------
Three months ended September 30, 1999:
  Income                                           $ 1,014        --         --       $1,014
  Shares                                             9,365         136       --        9,501
                                                   -------                            ------
  EPS                                              $  0.11                            $ 0.11
                                                   =======                            ======

Three months ended September 30, 1998:
  Income                                           $   977        --         --       $  977
  Shares                                             8,692         198          2      8,892
                                                   -------                            ------
  EPS                                              $  0.11                            $ 0.11
                                                   =======                            ======

Six months ended September 30, 1999:
  Income                                           $ 1,940        --         --       $1,940
  Shares                                             9,293         128       --        9,421
                                                   -------                            ------
  EPS                                              $  0.21                            $ 0.21
                                                   =======                            ======

Six months ended September 30, 1998:
  Income                                           $ 1,696        --         --       $1,696
  Shares                                             8,636         214         33      8,883
                                                   -------                            ------
  EPS                                              $  0.20                            $ 0.19
                                                   =======                            ======


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

DESCRIPTION OF THE BUSINESS

The Company produces, markets and sells super, ultra and super-ultra premium white and red varietal table wines, primarily Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot. The Company operates six wineries; four located in various counties of California, and two located in the State of Washington. The Company's wines are made principally from grapes grown at the Chalone Vineyard(R), Carmenet(R) Vineyard, Edna Valley Vineyard(R), Company-owned vineyards adjacent to the Acacia(TM) Winery in California and the Canoe Ridge(R) Vineyard in Washington State. These wines are primarily sold under the labels "Chalone Vineyard," "Edna Valley Vineyard," "Carmenet," "Acacia," "Canoe Ridge Vineyard," and "Echelon(TM)".

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

                          The Chalone Wine Group, Ltd.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

The following table represents financial data as a percentage of net revenues for the indicated periods:

                                            Three months ended        Percent       Six months ended         Percent
                                              September 30,           Change          September 30,           Change
                                         ------------------------  ------------- ------------------------- --------------
                                            1999         1998        99 vs 98       1999         1998        99 vs 98
                                         -----------  -----------  ------------- ------------ ------------ --------------
 Net revenues                               100.0 %      100.0 %         15.6 %      100.0 %      100.0 %         17.5 %
 Cost of sales                              (54.7)%      (56.5)%         11.9 %      (53.7)%      (55.2)%         14.2 %
                                         -----------  -----------                ------------ ------------
    Gross profit                             45.3 %       43.5 %         20.5 %       46.3 %       44.8 %         21.6 %
 Other revenues from operations               0.1 %        0.2 %        (43.5)%        0.2 %        0.1 %        130.4 %
 Selling, general and admin. expenses       (26.1)%      (23.5)%         28.6 %      (27.5)%      (25.8)%         25.2 %
                                         -----------  -----------                ------------ ------------
    Operating income                         19.3 %       20.2 %         10.3 %       19.0 %       19.1 %         17.3 %
 Interest Expense                            (4.7)%       (3.8)%         41.6 %       (4.7)%       (4.2)%         29.7 %
 Equity in Chateau Duhart-Milon               1.5 %        1.9 %        (10.2)%        2.3 %        2.7 %         (0.2)%
 Minority interest                           (2.5)%       (3.0)%         (2.1)%       (2.7)%       (2.9)%          9.4 %
 Other, net                                  (0.2)%       (0.4)%        (50.0)%        0.1 %       (0.2)%       (158.3)%
                                         -----------  -----------                ------------ ------------
    Income before income taxes               13.4 %       14.9 %          3.7 %       14.0 %       14.5 %         14.2 %
 Income taxes                                (5.5)%       (6.1)%          3.7 %       (5.8)%       (5.9)%         14.1 %
                                         -----------  -----------                ------------ ------------
    Net income (loss)                         7.9 %        8.8 %          3.8 %        8.2 %        8.6 %         14.3 %
                                         ===========  ===========                ============ ============


Net Revenues

Net revenues for the three-month and six-month periods ended September 30, 1999 increased approximately 16% and 18%, respectively, over the comparable periods in the prior year. These increases were due almost equally to (i) increases in the average revenue-per-case due to selected price increases and changes in product mix, and (ii) increased sales volume.

Gross Profit

Gross profit for the three months and six months ended September 30, 1999, increased by approximately 21% and 22% respectively, over the comparable periods in the prior year. For the quarter ended September 30, the gross margin increased from 43.5% in 1998 to 45.3% in 1999, while the gross margin increased from 44.8% to 46.3%, respectively, for the six months ended September 30, 1998 and 1999. These gross margin increases are the direct result of increases in the average revenue-per-case due to selected price increases and changes in product mix.

Other Revenue from Operations

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

Other revenue from operations for the six months ended September 30, 1999 and 1998 was entirely attributable to custom-bottling activities. Fluctuations between the current periods and the prior periods are the result of the unpredictable nature of this type of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months and six months ended September 30, 1999, increased by approximately $747,000, or 29%, and $1.3 million, or 25%, respectively, over the comparable periods in the prior year. These increases are primarily as a result of increased selling efforts consistent with the corresponding $1.8 million and $3.6 million increase in gross revenues.

                          The Chalone Wine Group, Ltd.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

Operating Income

Operating income for the three months and six months ended September 30, 1999, increased approximately 10% to $2.5 million, and 17% to $4.5 million, respectively, primarily due to the increases in gross profits surpassing the related increases in selling, general and administrative expenses as discussed above.

Interest Expense

Interest expense for the three months and six months ended September 30, 1999, increased approximately 42% and 30%, respectively, primarily due to higher average outstanding borrowings which are a result of (i) the Staton Hills Winery acquisition which occurred during the quarter ended June 30, 1999 and (ii) continuing capital expenditures, related to winery-expansion over the past two years.

Equity in Net Income of Duhart-Milon

Consistent with the prior year, the Company's 23.5% equity interest in the net income of Chateau Duhart-Milon ("Duhart-Milon") for the three months and six months ended September 30, 1999, are $193,000 and $530,000, respectively. These results are primarily driven by sales of the 1997 vintage of Duhart-Milon, which are consistent with sales of the 1996 vintage reflected in the prior-year results.

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

The Company's investment in Duhart-Milon is a long-term investment denominated in French Francs. The Company's reserve for currency translation adjustment was $2,458,000 as of September 30, 1999. This increased by $162,000 since March 31, 1999, due to the decrease in the relative worth of the French Franc when compared to the U.S. dollar. The European Union's transition to "EURO" currency, which became effective as of January 1, 1999, is not expected to materially affect the valuation of the Company's investment in Duhart-Milon. Currency fluctuations are recorded as a "cumulative foreign currency translation adjustment" in the equity section of the Company's consolidated balance sheet, and in comprehensive income as required by the Statement of Financial Accounting Standards No.130 ("SFAS 130") - Reporting Comprehensive Income.

Minority Interest

The  Financial  Statements  of Edna  Valley  Vineyard  ("EVV")  and Canoe  Ridge
Vineyard,  LLC ("CRV") are consolidated with the Company's financial statements.
The interest in the equity and net income of EVV and CRV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV and CRV for the three months and six months ended September 30, 1999 and 1998 consisted of the following (in thousands):

                                                                       Three months ended  Six months ended
                                                                          September 30,      September 30,
                                                             Minority   ----------------- -----------------
Venture                        Minority Owner                Percent       1999     1998     1999     1998
-------                        --------------                -------       ----     ----     ----     ----
Edna Valley Vineyard           Paragon Vineyard Co., Inc.      50.00%     $ 257    $ 228    $ 462    $ 400
Canoe Ridge Vineyard, LLC      Various                         49.50%        68      104      167      175
                                                                        --------  ------- --------- -------
                                                                          $ 325    $ 332    $ 629    $ 575
                                                                        ========  ======= ========= =======


The minority interest in the net income of EVV increased 13% and 16%, respectively, during the three months and six months ended September 30, 1999 when compared to the same periods last year. These increases are primarily due to increased sales volume of EVV wines.

The minority interest in the net income of CRV decreased $36,000, or 35% and $8,000, or 5%, respectively, during the three months and six months ended September 30, 1999 when compared to the same periods last year. The relatively important decrease in the quarter ended September 30, 1999 is mostly attributable to the timing of CRV wine sales, having experienced particularly high sales in the immediately preceding quarter.

                          The Chalone Wine Group, Ltd.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

Net  Income

Net income for the three months and six months ended September 30, 1999, was $1,014,000 and $1,940,000, respectively, relfecting increases of 3.8% and 14.3% over the comparable periods in the prior year. These increases are primarily due to increased gross profits, offset by (i) higher selling, general and administrative expenses and (ii) higher financing costs.

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

At this time, the Company believes that the reprogramming phase related to its internal computer systems and software is largely completed, with the possible exception of any problems that might arise during the remainder of the calendar year while undergoing the final, real-time testing phase of the Y2K conversion process. Nevertheless, since testing of Y2K functionality has only occurred in a simulated environment, the Company cannot guarantee any degree of success in implementing Y2K system changes until year 2000. However, to the extent the Company is unable to address any of its Year 2000 issues, the Company believes that it could revert to manual processes previously employed or outsource work with minimal incremental cost. Y2K compliance is to some extent dependent upon vendor cooperation. The Company recognizes that any Y2K system related compliance failures could result in additional expenses to the Company, the materiality of which cannot be predicted at this time.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital:

Working capital remained virtually unchanged during the quarter ended September 30, 1999, starting at $51.4 million and ending at $51.5 million. During the six months ended September 30, 1999, however, working capital increased 5%, from $49.2 million to $51.5 million primarily due to financing the purchase of all Staton Hills Winery ("SHW") assets, current and long-term, through the Company's long-term line of credit.

Cash Flows:

Cash Flows from Operating Activities: During the three months ended September 30, 1999, operating cash flows were $1.0 million less than during the same period last year, primarily as a result of timing differences involving the receipts of accounts receivable and the payment of accounts payable. During the six months ended September 30, 1999, operating cash flows were $2.0 million less than during the same period last year, mostly due to the receipt of a settlement advance of $4.5 million in the prior year.

Cash Flows from Investing Activities: Cash flows used in investing activities for the three-month period ended September 30, 1999 only increased by $135,000, or 4%, when compared to the prior year, thus reflecting similar levels of capital expenditures. Cash flows used in investing activities for the six-month period ended September 30, 1999 increased by $5.4 million, or 97%, when compared to the prior year, primarily due to the aforementioned $6.1 million SHW acquisition.

Cash Flows from Financing Activities: For the quarter ended September 30, 1999, cash flows provided by financing activities decreased by $1.2 million when compared to the prior year due to timing differences in the need for the Company's line(s) of credit. For the six months ended September 30, 1999, cash flows provided by financing activities increased by $7.5 million when compared to the prior year, primarily due to the aforementioned $6.1 million purchase of SHW, which was financed through the Company's line of credit.

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

Our Revenues  and  Operating  Results  Fluctuate  Significantly  from Quarter to
Quarter

We  believe  period-to-period  comparisons  of our  operating  results  are  not necessarily meaningful, and cannot be relied upon as indicators of future performance. In addition, there can be no assurance that our revenues will grow or be sustained in future periods or that we will maintain our current profitability in the future. Significant factors in these quarterly fluctuations, none of which are within our control, are changes in consumer demand for our wines, the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us, interest rates and other business and economic conditions. Additionally, our sales-volume tends to be affected by price increases, distributors' inventory levels and the timing of releases for certain wines, among other factors. Consequently, we have experienced, and expect to continue to experience, seasonal fluctuations in revenues and operating results.

A large portion of our expenses is fixed and difficult to reduce in a short period of time. In quarters when revenues do not meet our expectations, our level of fixed expenses tends to exacerbate the adverse effect on net income. In quarters when our operating results are below the expectations of public market analysts or investors, the price of our common stock may be adversely affected.

Our Profits Depend Largely on Sales in Certain States and on Sales of Certain Varietals

In the six months ended September 30, 1999, approximately 69% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.

Approximately 89% of our net revenues in the six months ended September 30, 1999 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 45%, 13%, 20% and 11% of our net revenues, respectively, for the six months ended September 30, 1999.

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

We Depend on Third Parties to Sell Our Wine

We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the
United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 5% and 41%, respectively, of our net revenues during the six months ended September 30, 1999. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a broker in order to sell our wines within California. Such sales represent 28% of our net revenues during the six month period ended September 30, 1999. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1999                 The Chalone Wine Group, Ltd.
------------------------                 ----------------------------
                                                 (Registrant)


                                            /s/ Thomas B. Selfridge
                                         --------------------------------------
                                         Thomas B. Selfridge
                                         President and Chief Executive Officer




Dated: November 12, 1999                    /s/ Francois P. Muse
------------------------                 ---------------------------------------
                                         Francois P. Muse
                                         Chief Financial Officer and Treasurer