Form 10-Q
period 1999-12-31
CHALONE WINE GROUP LTD
filed 2000-02-14
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________ to ____________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X        No
                                              ----

The number of shares outstanding of Registrant's Common Stock on February 9, 2000 was 9,366,038.

                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements                                               Page

  Consolidated Balance Sheets as of December 31, 1999, and March 31, 1999.  3

  Consolidated   Statements  of  Income  for  the   three-month  and
   nine-month periods ended December 31, 1999 and 1998.                     4

  Consolidated  Statements  of Cash  Flows for the  three-month  and
   nine-month periods ended December 31, 1999 and 1998.                     5

  Notes to Consolidated Financial Statements.                               6

Item 2. Management's  Discussion and Analysis of Financial
   Condition and Results of Operations                                      8

Item 3. Disclosures about market risk                                       12


                          PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    16

                                                    The Chalone Wine Group, Ltd.

                                                     CONSOLIDATED BALANCE SHEETS

                                                  (in thousands, except share data)

                                                               ASSETS

                                                                                                 December 31,             March 31,
                                                                                                     1999                   1999
                                                                                                   ---------              ---------
 Current assets:
     Cash and cash equivalents                                                                     $     274              $   1,670
     Accounts receivable, less allowance for doubtful
         accounts of $117 and $86, respectively                                                       10,416                  8,086
     Notes receivable                                                                                    109                    109
     Income tax receivable                                                                               519                    616
     Inventory                                                                                        52,641                 40,926
     Prepaid expenses                                                                                    515                    492
     Deferred income taxes                                                                               899                    158
                                                                                                   ---------              ---------
         Total current assets                                                                         65,373                 52,057
Investment in Chateau Duhart-Milon                                                                     9,651                 10,409
Notes receivable, long-term portion                                                                      119                    119
Property, plant and equipment - net                                                                   40,333                 33,591
Goodwill and trademarks - net                                                                          7,588                  6,196
Other assets                                                                                           1,035                  1,099
                                                                                                   ---------              ---------
              Total assets                                                                         $ 124,099              $ 103,471
                                                                                                   =========              =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                                      $   7,570              $   2,494
     Current maturities of long-term obligations                                                       1,054                    371
                                                                                                   ---------              ---------
         Total current liabilities                                                                     8,624                  2,865
Bank line of credit                                                                                   18,364                  3,938
Long-term obligations, less current maturities                                                        21,782                 22,835
Convertible subordinated debentures                                                                     --                    8,500
Deferred income taxes                                                                                  3,108                  2,765
                                                                                                   ---------              ---------
              Total liabilities                                                                       51,878                 40,903
                                                                                                   ---------              ---------

Minority interest                                                                                      4,545                  4,277
Shareholders' equity:
Common stock - authorized 15,000,000 shares no par value;
 issued and outstanding: 9,366,038 and 8,720,771
shares, respectively                                                                                  54,491                 48,965
    Stock subscription receivable                                                                        (38)                (1,007)
    Retained earnings                                                                                 16,238                 12,629
    Accumulatedfotherncomprehensivenlossion adjustment                                                (3,015)                (2,296)
                                                                                                   ---------              ---------
              Total shareholders' equity                                                              67,676                 58,291
                                                                                                   ---------              ---------
              Total liabilities and shareholders' equity                                           $ 124,099              $ 103,471
                                                                                                   =========              =========

                        The accompanying notes are an integral part of the consolidated financial statements

                                                    The Chalone Wine Group, Ltd.

                                                  Consolidated Statements of Income
                                                (in thousands, except per-share data)

                                                                        Three months ended                  Nine months ended
                                                                            December 31,                       December 31,
                                                                     --------------------------          --------------------------
                                                                      1999               1998              1999              1998
                                                                     --------          --------          --------          --------
Gross revenues                                                       $ 16,361          $ 12,573          $ 40,366          $ 32,949
    Excise taxes                                                         (424)             (401)           (1,013)             (852)
                                                                     --------          --------          --------          --------
Net revenues                                                           15,937            12,172            39,353            32,097
Cost of wines sold                                                     (8,468)           (6,565)          (21,034)          (17,567)
                                                                     --------          --------          --------          --------
    Gross profit                                                        7,469             5,607            18,319            14,530
Other revenues from operations                                              9                43                62                66
Selling, general and administrative expenses                           (3,826)           (2,703)          (10,271)           (7,849)
                                                                     --------          --------          --------          --------
    Operating income                                                    3,652             2,947             8,110             6,747
Interest expense                                                         (674)             (439)           (1,766)           (1,281)
Equity in Chateau Duhart-Milon                                            168               187               698               718
Minority interests                                                       (338)             (432)             (967)           (1,007)
Other, net                                                                 20                25                41               (11)
                                                                     --------          --------          --------          --------
    Income before income taxes                                          2,828             2,288             6,116             5,166
Income taxes                                                           (1,159)             (936)           (2,507)           (2,117)
                                                                     --------          --------          --------          --------
    Net income                                                       $  1,669          $  1,352          $  3,609          $  3,049
                                                                     ========          ========          ========          ========

Net income per common share
    Basic                                                            $   0.18          $   0.16          $   0.39          $   0.35
    Diluted                                                          $   0.18          $   0.16          $   0.38          $   0.35

Average number of shares used
    in income per share computation
    Basic                                                               9,366             8,697             9,332             8,656
    Diluted                                                             9,511             8,718             9,451             8,828

                        The accompanying notes are an integral part of the consolidated financial statements

                                                    The Chalone Wine Group, Ltd.

                                                Consolidated Statements of Cash Flows
                                                (in thousands, except per-share data)


                                                                               Three months ended             Nine months ended
                                                                                   December 31,                 December 31,
                                                                              -----------------------       -----------------------
                                                                                1999          1998            1999           1998
                                                                              --------       --------       --------       --------
Cash flows from operating activities:

   Net income                                                                 $  1,669       $  1,352       $  3,609       $  3,049
   Non-cash transactions included in earnings:
     DepreciationcandnAmortizationousand and                                     2,621          2,245          3,960          3,339
     Equity in net income of Chateau Duhart-Milon                                  569           (187)            39           (718)
     Minority interest                                                             339            432            968          1,007
     Loss(gain) on sale of equipment                                               (11)           (63)           (12)            29
     Changes in:
      Deferred income taxes                                                       (398)        (2,261)          (398)        (2,261)
      Settlement advance                                                          --             --             --            4,500
      Accounts and other receivables                                              (401)          (124)        (2,330)        (1,822)
      Inventories                                                               (7,712)        (6,619)        (9,099)        (6,786)
      Prepaid expenses and other assets                                         (1,315)          (679)        (1,425)        (1,103)
      Accounts payable and accrued liabilities                                   2,289            868          5,076            244
                                                                              --------       --------       --------       --------
     Net cash used by operating activities                                      (2,350)        (5,036)           388           (522)
                                                                              --------       --------       --------       --------

Cash flows from investing activities:

   Capital expenditures                                                         (2,216)        (1,117)        (7,850)        (6,667)
   Purchase of Staton Hills Winery, net of cash acquired                          --             --           (6,127)          --
   Proceeds from disposal of property and equipment                                 39            125            104            125
   Increase in notes receivable                                                   --               85           --               65
   Distributions from Duhart-Milon                                                --             --              738           --
                                                                              --------       --------       --------       --------
     Net cash provided by (used for) in investing activities                    (2,177)          (907)       (13,135)        (6,477)
                                                                              --------       --------       --------       --------

Cash flows from financing activities:

   Borrowings on line of credit - net                                            5,204          3,850         14,426          4,429
   Increase (repayment) of short-term debt                                        --            5,237           --            4,285
   Distributions to minority interests                                            (400)          (405)          (700)          (476)
   Repayment of long-term debt                                                     (10)           (81)        (2,370)        (1,648)
   Issuance (purchase) of common stock                                              (3)            42             (5)         1,090
                                                                              --------       --------       --------       --------
     Net cash provided by financing activities                                   4,791          8,643         11,351          7,680
                                                                              --------       --------       --------       --------
                                                                              --------       --------       --------       --------

Net increase (decrease) in cash                                                    264          2,700         (1,396)           681
Cash at beginning of period                                                         10            213          1,670          2,232
                                                                              --------       --------       --------       --------
Cash at end of period                                                         $    274       $  2,913       $    274       $  2,913
                                                                              ========       ========       ========       ========

                        The accompanying notes are an integral part of the consolidated financial statements

                          The Chalone Wine Group, Ltd.

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of December 31, 1999, and the consolidated statements of income and cash flows for the three-month and nine-month periods ended December 31, 1999, and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flow at December 31, 1999, and for all periods presented have been made.

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

NOTE 3 - Comprehensive Income

In June 1997,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial  Accounting  Standards  No.130 ("SFAS 130") - Reporting  Comprehensive
Income. SFAS 130 requires the reporting of a comprehensive income which takes into account certain elements otherwise recorded directly in equity. The following is a reconciliation of net income and comprehensive income (in thousands):

                                                                    Three months ended      Nine months ended
                                                                       December 31,           December 31,
                                                                   ---------------------- ----------------------
                                                                      1999       1998        1999       1998
                                                                   ----------- ---------- ----------- ----------
 Net income                                                           $ 1,669     $1,352     $ 3,609     $3,049
 Change in cumulative foreign currency translation adjustment            (557)         8        (719)     1,030
                                                                   ----------- ---------- ----------- ----------
 Total comprehensive income                                           $ 1,112     $1,360     $ 2,890     $4,079
                                                                   =========== ========== =========== ==========


NOTE 4 - Earnings per Share (EPS)

Basic EPS represents the income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents the income available to common shareholders divided by the weighted average of common shares outstanding, giving effect to the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted EPS for the Company is due to the dilutive effect of stock options and stock warrants calculated using the treasury stock method, as shown below.

In April 1999, debentures with a face value of $6.5 million were converted into 738,014 shares of the Company's common stock. At such time, holders of the remaining $2.0 million in debentures elected not to exercise their conversion rights and the Company repaid the $2.0 million using available borrowings under its line of credit. For all periods, these convertible debentures were outstanding. The computation of diluted EPS excludes such securities because they were antidilutive.

The following is a reconciliation of share information used to compute basic EPS and diluted EPS:

                      (in thousands, except per-share data)

                                                 Basic EPS                                 Diluted EPS
                                               ---------------                            ---------------
                                                                                                Income
                                                                                           available to
                                                  Income                                     common
                                                available to                                  shareholders
                                                  common                       Stock         and assumed
                                                shareholders     Warrants      options        conversion
                                               ---------------------------- -----------------------------
Three months ended December 31, 1999:
     Income                                           $ 1,669            -             -         $ 1,669
     Shares                                             9,366          145             -           9,511
                                               ---------------                            ---------------
     EPS                                               $ 0.18                                     $ 0.18
                                               ===============                            ===============

Three months ended December 31, 1998:
     Income                                           $ 1,352            -             -         $ 1,352
     Shares                                             8,697           21                         8,718
                                               ---------------                            ---------------
     EPS                                               $ 0.16                                     $ 0.16
                                               ===============                            ===============

Nine months ended December 31, 1999:
     Income                                           $ 3,609            -             -         $ 3,609
     Shares                                             9,332          119             -           9,451
                                               ---------------                            ---------------
     EPS                                               $ 0.39                                     $ 0.38
                                               ===============                            ===============

Nine months ended December 31, 1998:
     Income                                           $ 3,049            -             -         $ 3,049
     Shares                                             8,656          172                         8,828
                                               ---------------                            ---------------
     EPS                                               $ 0.35                                     $ 0.35
                                               ===============                            ===============



NOTE 5 - Acquisition of Staton Hills Winery

On June 15, 1999, the Company purchased 100% of the outstanding shares of SHW Equity Company, a holding company which, in turn, owns Staton Hills Winery ("SHW") and its adjacent vineyards in Yakima County, Washington. The acquisition cost which included assumption of $3.3 million of SHW's notes payable that were repaid by the Company at the date of the acquisition, was approximately $6.0 million and was financed with the Company's long-term bank line of credit.

The acquisition was recorded using the purchase method of accounting and the acquisition price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the acquisition price over the fair value of net assets acquired was recorded as goodwill and is being amortized over 20 years.

NOTE 6 - Subsequent Event  (Acquisition of Vineyard)

On December 3, 1999, the Company entered into two conditional purchase contracts to acquire two parcels, totaling 73 acres of property in the Napa Valley for an aggregate purchase price of $16.4 million. All contractual conditions to the purchase were removed on January 24, 2000. The property includes two homes and an existing 57-acre cabernet sauvignon vineyard. The source of funding for the purchase was the Company's existing bank line of credit.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "projects," "may," "may not," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to projections or predictions about the Company's future investments in vineyards, other capital projects and future operating results are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of projected capital spending; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company and (vi) the risks associated with the assimilation of Staton Hills Winery and other acquisitions that may be made in the future. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended March 31, 1999.

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

RESULTS OF OPERATIONS

The following table represents financial data as a percentage of net revenues for the indicated periods:

                                  Three months ended      Percent        Nine months ended        Percent
                               December 31,                Change     December 31,                 Change
                               -------------------------- ---------   -------------------------  -----------
                               -------------------------- ---------   -------------------------  -----------
                                  1999          1998      99 vs 98       1999         1998        99 vs 98
                               ------------  ------------ ---------   ------------ ------------  -----------
 Net revenues                      100.0 %       100.0 %    30.9 %        100.0 %      100.0 %       22.6 %
 Cost of sales                       (53.1)%       (53.9)%  29.0 %          (53.4)%      (54.7)%     19.7 %
                               ------------  ------------             ------------ ------------
    Gross profit                    46.9 %        46.1 %    33.2 %         46.6 %       45.3 %       26.1 %
 Other revenues from operations      0.1 %         0.4 %     (79.1)%        0.2 %        0.2 %         (6.1)%
 Selling, general and admin. expenses(24.0)%       (22.2)%  41.5 %          (26.1)%      (24.5)%     30.9 %
                               ------------  ------------             ------------ ------------
    Operating income                23.0 %        24.3 %    23.9 %         20.7 %       21.0 %       20.2 %
 Interest Expense                     (4.2)%        (3.6)%  53.5 %           (4.5)%       (4.0)%     37.9 %
 Equity in Chateau Duhart-Milon      1.0 %         1.5 %     (10.2)%        1.8 %        2.2 %         (2.8)%
 Minority interest                    (2.1)%        (3.6)%   (21.8)%         (2.5)%       (3.1)%       (4.0)%
 Other, net                          0.1 %         0.2 %     (20.0)%        0.1 %        0.0 %       (472.7)%
                               ------------  ------------             ------------ ------------
    Income before income taxes      17.8 %        18.8 %    23.6 %         15.6 %       16.1 %       18.4 %
 Income taxes                         (7.3)%        (7.7)%  23.8 %           (6.4)%       (6.6)%     18.4 %
                               ------------  ------------             ------------ ------------
    Net income (loss)               10.5 %        11.1 %    23.4 %          9.2 %        9.5 %       18.4 %
                               ============  ============             ============ ============



Net Revenues

Net revenues for the three-month and nine-month periods ended December 31, 1999 increased approximately 30% and 23%, respectively, over the comparable periods in the prior year. These increases were due almost equally to (i) increases in average revenue-per-case from selected price increases and changes in product mix, and (ii) increased sales volume.

Gross Profit

Gross profit for the three months and nine months ended December 31, 1999, increased by approximately 33% and 26% respectively, over the comparable periods in the prior year. For the quarter ended December 31, the gross margin increased from 46.1% in 1998 to 46.9% in 1999, while the gross margin increased from 45.3% to 46.6%, respectively, for the nine months ended December 31, 1998 and 1999. These gross margin increases are the direct result of increases in average revenue-per-case due to selected price increases and changes in product mix.

Other Revenue from Operations

Other revenue from operations consists of (i) custom bottling and other wine processing and other revenue from third-party wineries and (ii) net profit from sales of bulk wine. The Company cannot predict the effect on future operating results, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.

Other revenue from operations for the three months ended December 31, 1999 as compared with same period in 1998 decreased from $43,000 to $9,000 was primarily attributable to a decrease in revenue from custom operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months and nine months ended December 31, 1999, increased by approximately $1.1 million, or 41.5%, and $2.4 million, or 31%, respectively, over the comparable periods in the prior year. These increases are primarily as a result of increased selling efforts consistent with the corresponding $3.8 million and $7.4 million increase in gross revenues.

Item 2.  Management's Discussion and Analysis

         of Financial Condition and Results of Operations (Continued)

Operating Income

Operating income for the three months and nine months ended December 31, 1999, increased approximately 24% to $3.7 million, and 20% to $8.1 million, respectively, because increased gross profit surpassed increases in selling, general and administrative expenses as discussed above.

Interest Expense

Interest expense for the three months and nine months ended December 31, 1999, increased approximately 54% and 38%, respectively, primarily due to higher average outstanding borrowings which are a result of (i) the Staton Hills Winery acquisition which occurred during the quarter ended June 30, 1999 and (ii) continuing capital expenditures, related to winery-expansion over the past two years.

Equity in Net Income of Duhart-Milon

The Company's 23.5% equity interest in the net income of Chateau Duhart-Milon ("Duhart-Milon") for the three months and nine months ended December 31, 1999 was $168,000 and $698,000, respectively.

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

The Company's investment in Duhart-Milon is a long-term investment denominated in French Francs. The accumulated other comprehensive loss reserve for currency translation adjustment was $3,015,000 as of December 31, 1999. This increased by $717,000 since March 31, 1999, due to the decrease in the relative worth of the French Franc when compared to the U.S. dollar. The European Union's transition to "EURO" currency, which became effective as of January 1, 1999, is not expected to materially affect the valuation of the Company's investment in Duhart-Milon. Cumulative foreign currency translation adjustments are included in accumulated other comprehensive loss in the equity section of the Company's consolidated balance sheet.

Minority Interest

The  financial  statements  of Edna  Valley  Vineyard  ("EVV")  and Canoe  Ridge
Vineyard,  LLC ("CRV") are consolidated with the Company's financial statements.
The interest in the equity and net income of EVV and CRV attributable to parties other than the Company is accounted for as minority interest. The minority interest in the net income of EVV and CRV for the three months and nine months ended December 31, 1999 and 1998 consisted of the following (in thousands):


                                                                 Three months ended          Nine months ended
                                                  Minority          December 31,                December 31,
                                                              -------------------------- ---------------------------
Venture               Minority Owner               Percent       1999          1998         1999          1998
-----------           --------------------------------------  -----------  ------------- ------------ --------------
EVV                   Paragon Vineyard Co., Inc.     50.00%        $ 260          $ 333        $ 722          $ 733
CRV                   Various                        49.50%           78             99          245            274
                                                              -----------  ------------- ------------ --------------
                                                                   $ 338          $ 432        $ 967        $ 1,007
                                                              ===========  ============= ============ ==============


The minority interest in the net income of EVV decreased 22% and 2%, respectively, during the three months and nine months ended December 31, 1999 when compared to the same periods last year. These decreases are primarily due to decreased sales volume of EVV wines.

Item 2.  Management's Discussion and Analysis

         of Financial Condition and Results of Operations (Continued)

The minority interest in the net income of CRV decreased $21% and 11%, respectively, during the three months and nine months ended December 31, 1999 when compared to the same periods in 1998. The decrease as compared to the previous year. is attributable to lower gross margins resulting from a change in the sales product mix, along with an increase in selling, general and administration expenses

Net  Income

Net income for the three months and nine months ended December 31, 1999, was $1,669,000 and $3,609,000, respectively, reflecting increases of 23% and 18% over the comparable periods in the prior year. These increases are primarily due to increased gross profits, offset by (i) higher selling, general and administrative expenses and (ii) higher financing costs.

YEAR 2000

The Company has not experienced any significant Year 2000 related system failures nor, to management's knowledge, have any of the Company's suppliers. The Company intends to continue to monitor and test systems for ongoing Year 2000 compliance; however, management cannot guarantee that the systems of other companies, upon which the we rely in varying degrees, have not been affected by issues associated with the Year 2000 conversion.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital:

Working capital increased by 10% during the quarter ended December 31,1999, starting at $51.5 million and ending at $56.7 million. During the nine months ended December 31, 1999, working capital increased 15%, from $49.2 million to $56.7 million primarily because of the acquisition of Staton Hills Winery ("SHW") which increased assets (current and long-term), but was financed using the Company's non-current bank debt.

Cash Flows:

Operating Activities: Cash provided by operating activities for the three months and nine months ended December 31, 1999, increased by $2.7 million and $900,000 respectively when compared to the prior year. These increases are primarily a result of a timing difference in accounts payable.

Investing Activities: Cash utilized in investing activities for the three-month period ended December 31, 1999 increased by $1.3 million, or 140%, when compared to the prior year as a result if increased property, plant and equipment expenditures. Cash utilized in investing activities for the nine-month period ended December 31, 1999 increased by $6.6, million, or 103%, when compared to the prior year, primarily due to the aforementioned $6.1 million SHW acquisition.

Financing Activities: For the quarter ended December 31, 1999, cash provided by financing activities decreased by $ 3.9 million when compared to the prior year due to normal variations in the Company's need for the line(s) of credit. For the nine months ended December 31, 1999, cash flows provided by financing activities increased by $ 3.7 million when compared to the prior year, primarily due to the aforementioned $6.1 million purchase of SHW, which was financed through the Company's line of credit.

General:

The Company is not aware of any potential impairment to of its liquidity and believes its capital resources are adequate to meet current and future operating and capital expenditure requirements for at least the next twelve months.

Item 3.  Disclosures About Market Risk

The following disclosures should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations which have been drafted in compliance with recently adopted regulations of the SEC concerning the use of "Plain English." These disclosures are intended to discuss certain material risks of the Company's business as they appear to management at this time. However, this list is not exhaustive. Other risks may, and likely will, arise from time to time.

Our Revenues  and  Operating  Results  Fluctuate  Significantly  from Quarter to
Quarter

We  believe  period-to-period  comparisons  of our  operating  results  are  not necessarily meaningful, and cannot be relied upon as indicators of future performance. In addition, there can be no assurance that our revenues will grow or be sustained in future periods or that we will maintain our current profitability in the future. Significant factors in these quarterly fluctuations, none of which are within our control, are changes in consumer demand for our wines, the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us, interest rates and other business and economic conditions. Additionally, our sales-volume tends to be affected by price increases, distributors' inventory levels and the timing of releases for certain wines, among other factors. Consequently, we have experienced, and expect to continue to experience, seasonal fluctuations in revenues and operating results. A portion of our expenses are fixed and difficult to reduce in a short period of time. In quarters when revenues do not meet our expectations, our level of fixed expenses tends to exacerbate the adverse effect on net income. In quarters when our operating results are below the expectations of public market analysts or investors, the price of our common stock may be adversely affected.

Our Profits Depend Largely on Sales in Certain States and on Sales of Certain Varietals

In the nine months ended December 31, 1999, approximately 70% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase. Approximately 75% of our net revenues in the nine months ended December 31, 1999 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 55%,18%, 17% and 10% of our net revenues, respectively, for the nine months ended December 31, 1999.

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

Additionally, the wine industry has experienced significant consolidation. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. Our sales may be adversely impacted to the extent we are not able to compete successfully against such wine or alternative beverage producers.

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

Bad Weather, Pests and Plant Diseases Could Harm Our Business

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases and pests and extreme weather conditions can materially and adversely affect the quality and quantity of grapes available to us. This could reduce the quality or amount of wine we produce. A deterioration in the quality of our wines could adversely impact our brand name, and a decrease in our production could reduce our sales and profits. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production.

Grape growing requires adequate water supplies. We generally supply our vineyards' water needs through wells and reservoirs located on our properties. We believe that we have adequate water supplies to meet the needs of all of our vineyards. However, a substantial reduction in water supplies could result in material losses of grape crops and vines.

Many California vineyards, including vineyards in Northern California, have been infested with Phylloxera, a root louse that renders a vine economically unproductive within a few years after infestation. The current strain of Phylloxera primarily affects vines of a certain type. Our vineyard properties are primarily planted to rootstocks believed to be resistant to Phylloxera. However, we cannot be certain that our existing vineyards or the rootstocks we are now using in our planting and replanting programs will not in the future become susceptible to current or new strains of Phylloxera, plant insects or diseases, any of which could adversely impact our business.

The weather phenomenon commonly referred to as "El Nino" produced heavy rains and cooler weather during the Spring of 1998, which resulted in colder and wetter soils than are typical during California's grape growing season. Consequently, the 1998 harvest was postponed by approximately four to six weeks
- depending on the geographical location and varietals. The unusual weather conditions resulting from El Nino impacted quantity and quality of the Company's 1998 estate harvest. The size of the Company's most significant crops ranged from normal-sized yields to 50% of normal yields (depending on the varietal and the particular estate). Despite the foregoing reduction in the yield of certain crops, the harvested estate crops, in combination with contracted grape purchases (most of which are tonnage-based), are expected to permit the Company to meet originally anticipated sales-projections for its 1998 vintage Chardonnay, Cabernet and Merlot varietals which, together, have historically comprised between 80% and 85% of its aggregate annual production. The 1999 harvest was delayed by a month as a result of a late spring. However the usual October rains did not materialize, and the quality of our crop is believed to be very good. As a result of the shortened growing period the crop size was reduced for all varieties except Chardonnay. We expect to make up for any shortages by purchasing wine in the bulk wine market. This shortage will decrease a portion of the Merlot and Pinot Noir sales for the next two fiscal years, but it is not anticipated to have a significant impact on overall sales of the Company.

We May Not Be Able to Grow or Acquire Enough Quality Grapes for Our Wines

The adequacy of our grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While we believe that we can secure sufficient supplies of grapes from a combination of our own production and from grape supply contracts with independent growers, we cannot be certain that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in our wine production costs. Industry trends point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the supply of premium wine grapes and the amount of wine which will be produced in the future. This expected increase in grape production could result in an excess of supply over demand and force wineries to hold or possibly reduce wine prices. This risk has been some what mitigated by our recent purchase of a 57 acre Cabernet
Sauvignon vineyard in January 2000. The new wine from this new vineyard is expected to debut in 2004 with an estimated initial release of approximately 3000 cases. Ultimately, the Company expects this vineyard to produce up to 20,000 cases of luxury quality Bordeaux-style red wine.

We Depend on Third Parties to Sell Our Wine

We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the
United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 5% and 42%, respectively, of our net revenues during the nine months ended December 31, 1999. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a broker to sell our wines in California. Such sales represent 32% of our net revenues during the nine month period ended December 31, 1999. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could adversely impact our business.

New  Regulations  or  Increased  Regulatory  Costs  Could  Adversely  Impact Our
Business

The wine industry is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits. Future legal or regulatory challenges to the industry, either individually or in the aggregate, could adversely our business.

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

Adverse Public Opinion About Alcohol May Negatively Impact Our Business

A number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, but other studies suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support, it could negatively impact the wine industry and our business.

We Use  Pesticides  and  Other  Hazardous  Substances  in the  Operation  of Our
Business

We use pesticides and other hazardous substances in the operation of our business. If hazardous substances are discovered on, or emanate from, any of our properties, and their release presents a threat of harm to public health or the environment, we may be held strictly liable for the cost of remediation. Payment of such costs could have a material adverse effect on our business, financial condition and results of operations. We maintain insurance against these and other kinds of risks. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us.

Contamination of Our Wines Would Harm Our Business

We are also subject to certain hazards and liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of our wines could result in the need for a product recall which could significantly damage our reputation for product quality, which we believe is one of our principle competitive advantages. We maintain general liability and product liability insurance against these and other kinds. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us.

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

Infringement of Our Trademarks May Damage Our Brand Names or Our Business

Our wines are branded consumer products, and we distinguish our wines from our competitors by strong and vigilant enforcement of our trademarks. There can be no assurance that competitors will refrain from using trademarks, tradenames or trade dress which dilute our intellectual property rights, and any such actions may require us to become involved in litigation to protect these rights. Litigation of this nature is expensive and tends to divert management's time and attention.

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

Dated:February 14, 2000              The Chalone Wine Group, Ltd.
-----------------------              ----------------------------
                                                        (Registrant)


                                        /s/ Thomas B. Selfridge

                                     Thomas B. Selfridge
                                     President and Chief Executive Officer

Dated:February 14, 2000                 /s/ Thomas B. Selfridge
-----------------------              --------------------------
                                     Thomas B. Selfridge
                                     (Acting) Principal Financial Officer