Form 10-Q/A
period 1999-12-31
CHALONE WINE GROUP LTD
filed 2000-02-23
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                        The accompanying notes are an integral part of the consolidated financial statements

                                                    The Chalone Wine Group, Ltd.

                                                Consolidated Statements of Cash Flows
                                                (in thousands, except per-share data)


                                                                               Three months ended             Nine months ended
                                                                                   December 31,                 December 31,
                                                                              -----------------------       -----------------------
                                                                                1999          1998            1999           1998
                                                                              --------       --------       --------       --------
Cash flows from operating activities:

   Net income                                                                 $  1,669       $  1,352       $  3,609       $  3,049
   Non-cash transactions included in earnings:
     Depreciation and Amortization                                               2,621          2,245          3,960          3,339
     Equity in net income of Chateau Duhart-Milon                                  569           (187)            39           (718)
     Minority interest                                                             339            432            968          1,007
     Loss(gain) on sale of equipment                                               (11)           (63)           (12)            29
     Changes in:
      Deferred income taxes                                                       (398)        (2,261)          (398)        (2,261)
      Settlement advance                                                          --             --             --            4,500
      Accounts and other receivables                                              (401)          (124)        (2,330)        (1,822)
      Inventories                                                               (7,712)        (6,619)        (9,099)        (6,786)
      Prepaid expenses and other assets                                         (1,315)          (679)        (1,425)        (1,103)
      Accounts payable and accrued liabilities                                   2,289            868          5,076            244
                                                                              --------       --------       --------       --------
     Net cash used by operating activities                                      (2,350)        (5,036)           388           (522)
                                                                              --------       --------       --------       --------

Cash flows from investing activities:

   Capital expenditures                                                         (2,216)        (1,117)        (7,850)        (6,667)
   Purchase of Staton Hills Winery, net of cash acquired                          --             --           (6,127)          --
   Proceeds from disposal of property and equipment                                 39            125            104            125
   Increase in notes receivable                                                   --               85           --               65
   Distributions from Duhart-Milon                                                --             --              738           --
                                                                              --------       --------       --------       --------
     Net cash provided by (used for) in investing activities                    (2,177)          (907)       (13,135)        (6,477)
                                                                              --------       --------       --------       --------

Cash flows from financing activities:

   Borrowings on line of credit - net                                            5,204          3,850         14,426          4,429
   Increase (repayment) of short-term debt                                        --            5,237           --            4,285
   Distributions to minority interests                                            (400)          (405)          (700)          (476)
   Repayment of long-term debt                                                     (10)           (81)        (2,370)        (1,648)
   Issuance (purchase) of common stock                                              (3)            42             (5)         1,090
                                                                              --------       --------       --------       --------
     Net cash provided by financing activities                                   4,791          8,643         11,351          7,680
                                                                              --------       --------       --------       --------
                                                                              --------       --------       --------       --------

Net increase (decrease) in cash                                                    264          2,700         (1,396)           681
Cash at beginning of period                                                         10            213          1,670          2,232
                                                                              --------       --------       --------       --------
Cash at end of period                                                         $    274       $  2,913       $    274       $  2,913
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

Equity in Net Income of Duhart-Milon

The Company's 23.5% equity interest in the net income of Chateau Duhart-Milon ("Duhart-Milon") for the three months and nine months ended December 31, 1999 was $168,000 and $698,000, respectively. The 1996 and 1997 vintages are expected to be among the Bordeaux Region's most successful vintages in the past 20 year's period. Due to the exceptional nature of these vintages, current year results may not be indicative of future results.

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

Cash Flows:

Operating Activities: Cash used by operating activities for the three months and nine months ended December 31, 1999, decreased by $2.7 million and $900,000 respectively when compared to the prior year. These increases are primarily a result of a timing difference in accounts payable.

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

Dated:February 23, 2000              The Chalone Wine Group, Ltd.
-----------------------              ----------------------------
                                                        (Registrant)


                                        /s/ Thomas B. Selfridge

                                     Thomas B. Selfridge
                                     President and Chief Executive Officer

Dated:February 23, 2000                 /s/ Thomas B. Selfridge
-----------------------              --------------------------
                                     Thomas B. Selfridge
                                     (Acting) Principal Financial Officer