Form 10-K
period 2000-03-31
CHALONE WINE GROUP LTD
filed 2000-06-29
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ____________


                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the Fiscal Year Ended March 31, 2000


                                       OR


/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of June 9, 2000 there were 2,984,065 shares of the Company's voting no par value common stock, with an aggregate market value of $24.7 million held by non-affiliates. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of the Registrant's common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not intended to be conclusive.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2000 Annual Meeting of Shareholders of The Chalone Wine Group, Ltd. (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS.

   A.   GENERAL.

     The Company produces, markets and sells super premium, ultra premium, and luxury-priced white and red varietal table wines, primarily Chardonnay, Pinot Noir, Cabernet Sauvignon, Merlot, Syrah and Sauvignon Blanc. The Company owns and operates wineries in various counties of California and Washington State. The Company's wines are made partially from grapes grown at the Carmenet Winery, Edna Valley Vineyard, Chalone Vineyard, Company-owned vineyards adjacent to the Acacia(TM) Winery in California and the Canoe Ridge Vineyard in Washington State, as well as from purchased grapes. The wines are primarily sold under the labels "Chalone Vineyard(R)," "Edna Valley Vineyard(R)," "Carmenet(R)," "Acacia(TM)," "Canoe Ridge Vineyard(R)," "Jade Mountain(R)," "Sagelands Winery(R)," and "Echelon(TM)".

     In France, the Company owns a minority interest in fourth-growth Bordeaux estate Chateau Duhart-Milon ("Duhart-Milon") in partnership with Les Domaines Barons de Rothschild (Lafite) ("DBR"). The vineyards of Duhart-Milon are located adjacent to the world-renowned Chateau Lafite-Rothchild in the town of Pauillac.

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

     SIGNIFICANT EVENTS

     ISSUANCE OF COMMON STOCK UPON EXERCISE OF CERTAIN CONVERSION RIGHTS

         WARRANTS: In April 2000, the Company received gross proceeds of $6,208,335 from the sale of 833,334 new shares of its common stock issuable upon exercise of the outstanding warrants issued on October 25, 1995 (the "Warrants").

     The original holders of the Warrants were DBR and Hook Financial, Inc., an affiliate of SFI Intermediate, Ltd. ("SFI"). DBR and SFI are affiliates of the Company. The Warrants provided for the sale of 833,334 shares of the Company's common stock at an exercise price of $8.00 per share at any time up to and including October 25, 2000. The Company agreed to change the exercise price of the Warrants from $8.00 to $7.45 to induce the warrantholders to exercise the warrants in advance of the October 25, 2000 termination date. The early exercise of the warrants at the new exercise price permitted the Company to avoid further borrowing to finance acquisitions. The proceeds received from the Warrant exercises were used primarily to fund the acquisitions of the Jade Mountain brand and the Suscol Ranch property (see below) and for general working capital purposes.

         CONVERTIBLE DEBENTURES: In April 1999, holders of the Company's 5% Convertible Subordinated Debentures (the "Debentures") converted Debentures with a face value of $6.5 million into 738,014 new shares of the Company's common stock.

     PROPERTY ACQUISITIONS

         HEWITT RANCH PROPERTY: In January, 2000, the Company purchased two adjacent parcels of land in Rutherford, California comprising 69 acres for $16.6 million. The parcels contain two private homes and an historic cabernet sauvignon vineyard. The vineyard presently consists of 57 planted and three unplanted acres and is believed to be among the finest vineyard land in the Napa Valley's notable Rutherford bench. The Company's new vineyard is situated close to the vineyards of well-known Cabernet Sauvignon wines, such as "Georges de Latour Private Reserve" from Beaulieu Vineyards, "Rubicon" from Neibaum-Coppola Estate Winery and "Cabernet Bosche" from Freemark Abbey. The Company intends to use the property to produce a luxury-priced single vineyard cabernet wine. The new wine is expected to debut in 2003 with an estimated initial release of approximately 1,500 cases. Ultimately, the Company expects the 57-acre vineyard to produce up to 20,000 cases of luxury quality wine.

         One of two private residences on the property was acquired subject to a two-year, rent-free lease between the Company and the current occupant. Upon the termination of the foregoing tenancy, the Company intends to use the dwelling as a guesthouse or for another similar marketing purpose. The second residence is expected to be sold together with approximately four acres of land for continued use as a private residence.

         SUSCOL RANCH PROPERTY: In March 2000, the Company purchased 164 acres of land in Napa County for approximately $5.9 million. The property presently consists of a 50-acre vineyard and 40 unplanted (but plantable) acres of vineyard land and is a possible site for a new winery, which will produce a new Napa red wine brand.

     ACQUISITION OF WASHINGTON STATE WINERY AND RELATED GRAPE CONTRACTS:

     On June 15, 1999, the Company purchased 100% of the outstanding shares of SHW Equity Co. for $6.0 million. SHW Equity Co. is a holding company that owns 100% of Staton Hills(R) Winery and its adjacent vineyards in Yakima County, Washington. In addition to the real property assets, the purchase price included grape contracts covering approximately 90 acres in Washington State's Yakima Valley and Horse Heaven Hills.

     The Company also entered into long-term grape contracts for a total of 350 acres in Yakima Valley, the Wahluke slopes, Walla Walla and Horse Heaven Hills. The Staton Hills facilities, renamed "Sagelands Winery," will produce a new Washington State wine brand featuring Merlot and Cabernet Sauvignon from these four viticultural regions. Initially, the Company expects this property to produce approximately 11,000 cases of super-premium quality red wine. Long-term, it is believed to have the capacity to produce approximately 125,000 cases. The Company will retain the Staton Hills Winery brand and continue to produce wines under this mark.

         ACQUISITION OF THE ASSETS OF THE JADE MOUNTAIN BRAND AND RELATED CAPITAL ASSETS: In April 2000, The Company purchased substantially all of the assets of Jade Mountain Winery from its sole shareholder. The purchase price of approximately $3.5 million was paid in cash. The purchased assets included all of Jade Mountain's trade names, trademarks and related intellectual property rights and inventory (bulk wine and cased goods).

         EDNA VALLEY EXPANSION: In April 1999, the Edna Valley Joint Venture commenced a $2.1 million, 16,000 square foot construction project at the Edna Valley Winery. The expansion was completed in fall of 1999 and is expected to almost double Edna Valley Vineyard's production capacity and significantly increase its red wine production.

   B.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company produces and sells super premium to luxury quality table wines and has determined that its product line operating segments although consisting of multiple products and brands all share similar long-term financial performance, production processes, customer types, distribution methods and other economic characteristics. Accordingly, these operating segments have been aggregated as a single operating segment in the consolidated financial statements.

   C.   NARRATIVE DESCRIPTION OF BUSINESS.

     OVERVIEW

     The Company owns the following properties in the United States and France, either wholly or in partnership with others, all of which have related vineyards with the exception of Edna Valley Vineyard. The specific ownership structure is as follows:


    PROPERTY                      OWNERSHIP       FORM OF OWNERSHIP                     LOCATION

    Chalone Vineyard                100.0%        Corporation                           Soledad, California
    Carmenet Winery                 100.0%        Corporation                           Sonoma, California
    Acacia
        Acacia Winery               100.0%        Corporation                           Napa, California
        Marina Vineyard              50.0%        Partnership                           Napa, California
    Edna Valley Vineyard             50.0%        Partnership                           San Luis Obispo, California
    Canoe Ridge Vineyard             50.5%        Limited liability company             Walla Walla, Washington
    Chateau Duhart-Milon             23.5%        Partnership                           Pauillac, France
    Sagelands Winery 1/             100.0%        Corporation                           Yakima Valley, Washington
                     -
    Napa Program 2/                 100.0%        Corporation                           Napa, California
                 -

        1/ Formerly known as Staton Hills Winery
        -
        2/ As used herein, the Napa Program refers to the Company's plans for the Hewitt Ranch and Suscol Ranch properties.
        -  See "Item 2.  Properties" for additional information.


     With the exception of Duhart-Milon, the Company manages and operates all of the above properties and consolidates the results of their operations. The Company accounts for its investment in Duhart-Milon using the equity method of accounting.

     Each of the six domestic wineries is in a separate "American Viticultural Area" ("AVA"). AVA areas are designations granted by the Federal Bureau of Alcohol, Tobacco and Firearms to identify grape-growing areas distinguishable by their specific and definable geographic and climatic characteristics. Wines may display an AVA on a bottle label only if 85% or more of the grapes used to produce the wine were grown in that viticultural area.

     For a more detailed description of the Company's properties and its opera-tions, see "Item 2. Properties."

     VINEYARD PRACTICES

     The Company believes that the soils and climates of the vineyards from which it obtains its grapes are particularly suitable for the particular varieties of grapes to which they have been or, are being, planted.

      The Company generally manages its vineyards to produce yields that are lower than average for similarly situated vineyards in California and Washington State and below the maximum yield that could be obtained. It believes that relatively low yields enhance the varietal character of the grapes and improve the quality of the resulting wines.

     AGRICULTURAL RISKS

     Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions can materially and adversely affect the quality and quantity of grapes available to the Company, thereby materially and adversely affecting the supply of the Company's products and its profitability.

     Many California vineyards, including vineyards in northern California, have been infested in recent years with Phylloxera, a root louse that renders a vine unproductive within a few years following infestation. The Company's vineyard properties are primarily planted to rootstocks believed to be resistant to Phylloxera. However, there can be no assurance that the Company's existing vineyards, or the rootstocks the Company is now using in its planting and replanting programs, will not become susceptible to current or new strains of Phylloxera, plant insects or diseases including Pierce's Disease, any of which could adversely affect the Company.

     WINEMAKING PRACTICES

     The Company's winemaking practices follow the general principle that winemaking is a natural process best managed with a minimum of intervention, but requiring the attention and dedication of a winemaker. Notwithstanding the relatively high level of hand labor utilized in the Company's winemaking processes, the Company also makes extensive use of modern laboratory equipment and techniques to monitor the progress of each wine through all stages of the winemaking process. All of the Company's wineries are operated under the overall supervision of the Company's Chief Executive Officer. However, each winery has its own General Manager who, in most instances, is also a winemaker.

      The principal raw materials used by the Company are grapes, oak barrels, glass, and cork. Oak barrels are purchased mostly from the Burgundy and Bordeaux regions of France (75%) and the remainder from the United States. The Company favors French oak barrels due to Company tradition and consumer tastes and preferences. Cork is produced and manufactured in Portugal, is the primary cork-producing country in the world. Glass is purchased from a variety of different sources according to specific needs as determined by the Company. A significant portion of the Company's grape requirements are met by production from the Company's own vineyards. The remaining grape requirements are met through purchases of available grapes from California and Washington State growers.

     WINE PRODUCTION AND WINES

     This table sets forth the wine production of the Company for the 1999, 1998 and 1997 vintages. The wines' vintage is the year during which the grapes are harvested. As of March 31, 2000, the current year's vintage (2000) had not yet been harvested and cannot yet be estimated. The following information is presented in terms of "equivalent" number of cases. The precise number of cases is not known at this time because a material amount of the wines of these vintages is still being aged in barrels and tanks. For the purpose of this schedule and the discussion that follows, wines purchased by the Company for resale purposes are excluded.


                               1999                      1998                      1997
                      -----------------------   -----------------------   -----------------------
                      Equivalent                Equivalent                Equivalent
                      Number of                 Number of                 Number of
                        Cases      % of Total     Cases      % of Total     Cases      % of Total
                      ----------   ----------   ----------   ----------   ----------   ----------

Chardonnay               187,500          36%      231,300          55%      243,900          59%
Savignon Blanc             6,000           1%        8,800           2%        7,000           2%
Pinot Blanc                5,200           1%        2,200           1%        3,100           1%
Other white wines         10,000           2%        1,400           0%        5,700           1%
                      ----------   ----------   ----------   ----------   ----------   ----------
   Total white wines     208,700          40%      243,700          58%      259,700          63%

Pinot Noir                44,600           9%       35,100           8%       54,200          13%
Cabernet Sauvignon       114,200          22%       40,900          10%       46,900          11%
Merlot                   110,400          21%       85,500          20%       47,200          12%
Syrah                     35,200           7%        6,000           2%            -           0%
Other red wines            5,500           1%       10,200           2%        4,500           1%
                      ----------   ----------   ----------   ----------   ----------   ----------
   Total red wines       309,900          60%      177,700          42%      152,800          37%
                      ----------   ----------   ----------   ----------   ----------   ----------
   Total production      518,600         100%      421,400         100%      412,500         100%
                      ==========   ==========   ==========   ==========   ==========   ==========


     The Company's wines are aged primarily in new and used oak barrels before they are bottled. Generally, white wines are aged for between six and nine months, and red wines for between nine and eighteen months, after harvest. The wine is then bottled and stored for further aging.

     CHALONE VINEYARD: Chalone Vineyard sales represented 12% of the Company's consolidated revenues and 7% of its consolidated case sales for the fiscal year ended March 31, 2000.

     Chalone Vineyard has been producing Chardonnay, Pinot Blanc and Pinot Noir (and small quantities of Chenin Blanc) since 1970. All wines sold under this label are produced from grapes grown at the Chalone Vineyard and are estate bottled.

     CARMENET WINERY: Carmenet Winery sales represented 17% of the Company's consolidated revenues and 15% of its consolidated case sales for the fiscal year ended March 31, 2000.

     The Company produces Bordeaux-style red and white wines under the "Carmenet" label. The Carmenet red wine is made from Cabernet Sauvignon, Merlot and Cabernet Franc grapes grown at the Carmenet Winery, is estate bottled, and bears the "Sonoma Valley" AVA designation. The Company also produces red wines under the "Carmenet Dynamite" label, which are made from Cabernet Sauvignon and Merlot grapes and bulk wine purchased from various vineyards in the North Coast area of California. The Carmenet white wine is made from Sauvignon Blanc and Semillon grapes purchased from Paragon Vineyard Co., Inc. ("Paragon") under a grape purchase agreement and bears the "Edna Valley" appellation.

     On July 31, 1996, a wildfire damaged approximately 75% of the producing acreage at Carmenet Winery. Prior to this fire, Carmenet Winery produced approximately 38,000 cases of wine annually, a significant portion of which was estate bottled. The fire was caused by the electrical lines of Pacific Gas & Electric Company. PG&E publicly acknowledged its responsibility for the fire and, in 1999, settled a lawsuit on terms that the Company believes will fully reimburse its fire-related losses. The Company has replanted the damaged acreage. Historically, newly planted vines will begin to produce production-quality grapes after three years, although the new vines are expected to take approximately five years to return to the full production levels that pre-dated the fire. Until the fire-damaged acreage returns to full production, Carmenet's ability to make estate bottled wines will be limited. The Company attempts to purchase suitable grapes on the open market to supplement Carmenet's harvest. However, there can be no assurance that grapes of suitable quality or variety will be available in sufficient quantity or on terms acceptable to the Company.

     EDNA VALLEY VINEYARD: Edna Valley Vineyard sales represented 21% of the Company's consolidated revenues and 23% of consolidated case sales for the fiscal year ended March 31, 2000.

     Edna Valley Vineyard has been producing mostly Chardonnay and Pinot Noir wines since 1980. The majority of wines sold under the Edna Valley Vineyard(R) label are produced from grapes grown by Paragon, the Company's partner in the Edna Valley Vineyard Joint Venture, and are estate bottled.

     ACACIA WINERY: Acacia Winery sales represented 17% of the Company's consolidated revenues and 15% of its consolidated case sales for the fiscal year ended March 31, 2000.

     The Company produces Chardonnay and Pinot Noir wines under the "Acacia(TM)" label. Most of the grapes for the production of Pinot Noir and Chardonnay come from the Carneros region. Approximately 80% of this production comes from company-leased vineyards and the remainder coming from Company-owned vineyards.

     CANOE RIDGE VINEYARD: Canoe Ridge Vineyard sales represented 7% of the Company's consolidated revenues and 7% of its consolidated case sales for the fiscal year ended March 31, 2000.

     The Canoe Ridge Vineyard commenced operations in 1994 and produces Merlot, Cabernet Sauvignon and Chardonnay wines under the "Canoe Ridge Vineyard(R)" label. Most of the grapes for these wines are grown at the Company's vineyard in Benton County, Washington. The wines bear the "Columbia Valley" AVA designation.

     ECHELON: Echelon sales represented 15% of the Company's consolidated revenues and 23% of the consolidated case sales for the fiscal year ended March 31, 2000.

     The 1997 vintage was the first to be released under the Echelon label. The Company presently produces Chardonnay, Merlot, Viognier, Pinot Noir and Syrah under the Echelon label. Most have a Central Coast appellation.

     CUSTOM BRANDS: Custom brands consist primarily of Chardonnay, Cabernet Sauvignon and Merlot. Quantities of custom brands bottling are highly dependent upon grape supply and availability. As grapes become more scarce, the focus of the Company's production shifts away from custom brands as they are relatively lower margin products. The Company uses custom brands primarily as a means of marketing and selling its label wines and does not intend to focus its efforts in this line of business.

     IMPORTS & OTHER: Eleven percent of the Company's consolidated revenues and 12% of its consolidated case sales in the year ended March 31, 2000 were primarily comprised of import wines and, to a lesser degree, domestic wines purchased by the Company for resale purposes.

     Under the terms of various agreements and investments among the Company, Duhart-Milon, and DBR, the Company receives an allocation of the wines of DBR and Duhart-Milon including the wines of Chateau Lafite-Rothschild and Chateau

L'Evangile in the Pauillac and Pomerol regions of Bordeaux, respectively, and of Chateau Rieussec in the Sauternes region of Bordeaux. DBR also produces a Pauillac wine exclusively for the Company.

     MARKETING AND DISTRIBUTION

     The Company's wines are positioned in the higher end of the premium category. All our wines are in the super premium to luxury segments of the market, priced at $7 per bottle and above.

     The Company sells its wines through direct sales, independent distributors, brokers, its own mailing list and, in limited quantities, directly from the wineries. Distributors generally remarket the wines through specialty wine shops and grocery stores, selected restaurants, hotels and private clubs across the country, and in certain overseas markets. The Company relies primarily on word-of-mouth recommendations, wine tastings, articles in various publications and Company-sponsored promotional activities in order to increase public awareness of its wines.

     SALES WITHIN CALIFORNIA

     Sales and marketing of all of the Company's wines within California, including custom brands, have historically been made through the Company's own sales force and one or more wholesalers. In March 1999, the Company began using a single broker for all wholesale California sales.

     The Company offers its reserve wines, older wines and other special wines to its approximately 12,000 shareholders and other consumers directly from its centralized distribution center by telephone or mail order. The Company sends two major offerings to all mail-order customers each year, and frequently makes special offerings exclusively to and for its shareholders. Due to restrictions on direct retail sales of wines under state laws, the Company must confine direct wine shipments by mail to purchasers with addresses in California and thirteen other states which have reciprocal cross-sale arrangements with the State of California.

     SALES OUTSIDE CALIFORNIA

     The Company's wines are marketed by independent distributors outside California in 49 states and the District of Columbia and Puerto Rico and, internationally, in Bermuda, the British West Indies, the U.S. Virgin Islands, Canada, England, continental Europe, Hong Kong, China and Japan. In 1993, the Company established a sales division, operating as CHALONE WINE ESTATES, to supervise and coordinate sales functions of the Company's business and its custom brands operations. The Company employs a number of regional sales managers who work directly with distributors in a particular region and their customers.

     CASE SALES BY METHOD OF DISTRIBUTION

     The following table sets forth case sales by the Company by distribution method for the fiscal years ended March 31:


                                    2000                      1999                      1998
                           -----------------------   -----------------------   -----------------------
                           Number of                 Number of                 Number of
                             Cases      % of Total     Cases      % of Total     Cases      % of Total
                           ----------   ----------   ----------   ----------   ----------   ----------

Independent distributors
   United States              238,600          53%      210,600          55%      144,300          45%
   International               23,700           5%       16,800           4%       12,300           4%
                           ----------   ----------   ----------   ----------   ----------   ----------
      Total distributors      262,300          58%      227,400          60%      156,600          49%
                           ----------   ----------   ----------   ----------   ----------   ----------

Company direct
   California wholesale       124,700          28%       99,400          26%       93,400          29%
   Custom brands               25,000           6%       26,500           7%       46,800          15%
   Catalog and winery retail   35,500           8%       26,700           7%       25,600           7%
                           ----------   ----------   ----------   ----------   ----------   ----------
      Total Company direct    185,200          42%      152,600          40%      165,800          51%
                           ----------   ----------   ----------   ----------   ----------   ----------
      Total                   447,500         100%      380,000         100%      322,400         100%
                           ==========   ==========   ==========   ==========   ==========   ==========


     CENTRALIZED ADMINISTRATION AND WAREHOUSING

     The Company's wineries are all supported by a leased 22,000 square foot central office located in Napa County, California, at the Napa Airport Business Park. In addition to housing the Company's central executive office, this facility includes a 64,000 square foot central distribution center from which all of the Company's wines are stored prior to shipping. The Company also rents separate warehouse facilities, as needed in local markets and occasionally permits storage of third party wines for a fee. The central facility lease is for a 15-year initial term, expiring in November 2008, with a five-year extension option.

     EMPLOYEES

     On March 31, 2000, the Company had 156 full-time employees, of which 66 were in grape growing and winemaking, 18 were in sales, and 72 were in administration. During the spring and summer, the Company adds approximately 12 to 17 part-time employees for vineyard care and maintenance and 60 to 80 part-time employees for the spring bottling. In the autumn, up to 70 part-time employees are hired for the grape harvest and related winery work. The Company's hiring and employment policies for both full-time and part-time employees are believed to comply with all relevant laws, including immigration laws. The Company believes that its wage rates and benefits are competitive and that its relations with the Company's employees are excellent.

     REGULATION; PERMITS AND LICENSES

     The production and sale of wine are subject to extensive regulation by various federal and state regulatory agencies, which require the Company to maintain various permits, bonds and licenses. The Company believes it is in compliance with all currently applicable federal and state regulations.

     TRADEMARKS

     CHALONE VINEYARD, SAGELANDS, JADE MOUNTAIN, CARMENET, GAVILAN, ACACIA and the Acacia "A" logo are federally registered trademarks owned by the Company. EDNA VALLEY VINEYARD is a federally registered trademark owned by Paragon and licensed exclusively to the Edna Valley Vineyard Joint Venture. CANOE RIDGE is a federally registered trademark owned by Canoe Ridge Vineyard, LLC. STATON HILLS is a federally registered trademark owned by Staton Hills Winery Company, Ltd., which was assigned to the Company pursuant to the terms of an agreement dated June 15, 1999 among Peter Ansdell, SHW Equity Co. and the Company. The foregoing marks are also registered in Japan with the Japanese Patent Office. These marks, and other common-law marks, are of significant importance to the Company's business as label and brand recognition are important means of competition within the wine industry.

     SHAREHOLDER BENEFITS

     Shareholders of the Company are entitled to benefits which are not provided to other mail-order customers at large. For example, certain wines of limited production are offered only to shareholders. Beneficial owners of 100 shares or more of the Company's common stock are entitled to a 20%-30% discount from suggested retail prices on most mail-order or other direct purchases from the Company. The Company has also provided annual discounts to shareholders based on their shareholdings in the form of a "Wine Dividend Credit," which allows shareholders owning 100 or more shares to receive a credit towards the purchase of wines for the duration of the program. The Wine Dividend Credit may be used for up to 50% of the wine value of an order and is generally offered in the fall of each year. The credit amount was $.25 per share for the last year. The Company also offers to shareholders, at the shareholders' expense, travel programs to various wine-growing regions of the world. In the past, the Company has provided travel programs to France, Chile, Australia, Portugal, South Africa, Italy and New Zealand. In addition, shareholders' interests are given a priority in the Chalone Wine Foundation's donation program. Each spring, shareholders are invited to attend the Company's annual Shareholder Celebration. For a nominal fee, attendees attend an all-day wine tasting, auction and luncheon, which typically is held on the grounds of the Chalone Vineyard in Monterey County, California. In 2000, approximately 1400 shareholders and guests from 40 states and 5 foreign countries attended the luncheon, which featured tastings of all of the Company's wines and a luncheon.

     SEASONALITY

         See  "Item  7.  Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations" for a discussion of the seasonal nature of the Company's business.

ITEM 2.  PROPERTIES.

     The Company's principal winemaking activities presently are conducted at six locations, four in California and two in eastern Washington.

CHALONE VINEYARD

     Chalone Vineyard is located on approximately 950 acres in Monterey, California (of which 403 acres are plantable), approximately 1,500 feet above the floor of the Salinas Valley, in an AVA called "Chalone." The Company produces primarily Chardonnay and Pinot Noir at this facility and markets these wines under the "Chalone Vineyard" label.

     The soil is volcanic rock over a bed of limestone, similar to the soil found in the Burgundy region of France. The elevation of the vineyard provides natural protection against frost. The area surrounding the vineyard has an average annual rainfall of 14 inches. The Company's water needs are supplemented by a reservoir and a well, which the Company believes will supply sufficient water for the vineyard's current and future needs.

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

CARMENET WINERY

     Carmenet Winery is located on approximately 300 acres in Sonoma County, California (of which 130 acres are plantable), located in the "Sonoma Valley" AVA. The Company primarily produces Bordeaux-style red and white wines on this property which are marketed under the "Carmenet" brand name.

     On July 31, 1996, a fire at the vineyard damaged approximately 75% of its producing acres which were planted to Cabernet Sauvignon, Merlot and Cabernet Franc. The Company has replanted these acres with essentially the same varieties. See "Item 1. Business, Wine Production and Wines".

     The vineyard is situated in the Mayacamas Mountains just north of the town of Sonoma, at an elevation of 1,200 feet. The vines are on steep hillsides in rocky, well-drained soil. The average rainfall is 30 inches. The Company's water needs are supplemented by two wells, which the Company believes will supply sufficient water for the vineyard's current and future needs, using a drip irrigation system. The elevation of Carmenet Winery provides natural protection against frost.

     In addition to the production area, the property includes a reception area, dining facilities for customers and guests, and 15,000 square feet of barrel caves. The barrel caves are bored into a solid rock hillside adjacent to the fermentation building and provide an ideal environment for aging wine in barrels without artificial temperature control.

     The Company also owns 22 acres of vineyard land in the Glen Ellen area of Sonoma Valley, approximately seven miles from the Carmenet Winery. The Glen Ellen property includes a separate winery with a 125,000 case capacity. The Company is using this asset generally as a red wine producing facility and specifically to expand production of Carmenet's "Dynamite" wines. Accordingly, fourteen acres of Chardonnay have been removed during the last two years and replanted to Cabernet Sauvignon.

EDNA VALLEY VINEYARD

     Paragon Vineyard is located on approximately 1,100 acres in San Luis Obispo County, California, in the "Edna Valley" AVA. The Edna Valley Vineyard principally produces Chardonnay and Pinot Noir. It also produces limited quantities of Viognier, Muscat, Pinot Blanc and Sauvignon Blanc, all of which are marketed under the "Edna Valley Vineyard" label.

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

     In 1996, the property's ground lease was amended to provide additional land for planned expansion of the winery, which subsequently was expanded from approximately 24,000 square feet to over 32,000 square feet. The expansion included a tasting room, dining facilities for private parties and 12,000 square feet of underground cellars for wine fermentation and barrel aging and increased the annual production capacity from approximately 60,000 cases to over 100,000 cases.

     In April 1999, the Joint Venture undertook a $2.1 million, 16,000 square foot red wine expansion project at the Edna Valley Vineyard. This expansion, which was completed in the fall of 1999, is expected to nearly double the Edna Valley Vineyard's production capacity.

ACACIA WINERY

     The Acacia Winery, and its related vineyards, are located on approximately 198 acres in Napa County, California, in both the "Carneros" and the "Napa Valley" AVA. The property's principal wines are Chardonnay and Pinot Noir, which are marketed under the "Acacia" brand. The Company owns the winery building and the winemaking equipment associated with the winery. The land on which the winery is located (the "Winery Parcel") and a 41-acre producing vineyard surrounding the winery complex (the "Marina Vineyard") are owned pursuant to a tenancy-in common agreement: one half is owned by the Company and the remaining half is owned by Mr. and Mrs. Henry Wright (the "Wrights"). The Company leases the Wrights' portion of the Winery Parcel and the Marina Vineyard pursuant to two long-term leases, which commenced retroactively as of January 1, 1988, and expire on December 31, 2017, subject to certain exceptions. The annual rent for the Marina Vineyard was $116,361 in the year ended March 31, 2000, subject to an annual increase determined according to a formula based on premium quality Carneros district Chardonnay prices.

     Pursuant to the terms of the tenancy-in-common agreement, the Wrights have the ability at any time to offer their interest in the Winery Parcel and the Marina Vineyard to the Company, and, if the Company declines the offer, to list the entire property for sale to a third party.

     The Marina Vineyard is planted to Chardonnay and Pinot Noir grapes on low rolling hills in well-drained clay-loam soil. The majority of the vines were planted in the mid-1970s, although significant replanting on new rootstock was undertaken in the early 1980s and continues today. The vineyard is not frost protected, but to date has not experienced any significant losses due to frost damage. The average annual rainfall is 22 inches. The vineyard is irrigated from a reservoir located on the property.

     The Company owns two vineyards adjacent to the Marina Vineyard to the east comprising approximately 60 acres planted to Pinot Noir, of which fifteen acres currently are producing and 45 acres are under development. During January 1999, the Company entered into a lease-purchase agreement for approximately 50 acres of additional vineyard property adjacent to the Marina vineyards. The new lease expires on December 31, 2023 and provides for annual rent payments of $74,000 in its first year and increases in various increments to $121,000 per year by 2023. The terms of the lease also provide for the Company to purchase this property for $1.1 million in consideration of certain biannual option payments. With the addition of this lease, there are 47 acres of land adjacent to the Marina Vineyard to the west. The Company is currently planting this acreage to Pinot Noir. Two reservoirs exist on these properties and a third reservoir is in the planning stages in order to meet the vineyards' current and future irrigation needs.

     The property's current production capacity is approximately 63,000 cases. This is expected to increase to approximately 90,000 cases in the future.

NAPA PROGRAM

     The Napa Program consists of the Hewitt Ranch and Suscol Ranch properties. The Hewitt Ranch is located in Rutherford, California and consists of 57 planted and 3 unplanted acres, and is believed to be among the finest vineyard land in the Napa Valley's noted Rutherford bench. The Company intends to use the property to produce a luxury-priced single vineyard Cabernet wine.

     The Suscol Ranch is located in Napa County and consists of 50 planted and 40 unplanted acres of vineyard land and is a possible site for a new winery which will produce a new Napa red wine brand.

CANOE RIDGE VINEYARD

     The Canoe Ridge Vineyard is located in eastern Washington State, at an altitude of approximately 800 feet on the eastern slope of the Canoe Ridge, overlooking the Columbia River. The vineyard is in the "Columbia Valley" AVA. The Canoe Ridge Winery has an annual production capacity of approximately 27,000 cases, and produces primarily Chardonnay, Merlot and small amounts of Cabernet Sauvignon.

     Of the vineyard's approximately 275 acres (of which 146 acres are plantable), 100 acres are now planted to Merlot, Cabernet Sauvignon and Chardonnay grapes. Although temperatures during the winter months can fall below freezing, the vineyard's altitude and easterly exposure, coupled with the Company's viticultural practices, are believed to reduce the potential for freeze damage. The grapevines are grown in well-drained, sandy-loam soil. The vineyard has an average annual rainfall of 6 inches and is irrigated with water from the Columbia River under an agreement with an adjoining farm. The vineyard is owned by Canoe Ridge Vineyard, LLC, a limited liability company in which the Company holds a 50.5 % interest (the "LLC"). The Company holds 25% of the membership interests of the LLC directly, and 25.5% indirectly, through a wholly owned subsidiary of the Company.

     During 1999, the LLC purchased its winery facility, which is located in a recently renovated historic building that originally served as the engine house for the Walla Walla Valley Railroad in downtown Walla Walla. The winery facility is currently undergoing an expansion, which will double its production capacity.

SAGELANDS WINERY

     Sagelands Winery, formerly Staton Hills Winery, is located in Yakima County, Washington, on the banks of the Yakima River. The vineyard is located in the Columbia Valley AVA. The land on which the winery is located is a 121-acre parcel, of which approximately 11 acres are planted. In addition to the vineyard area, the property includes a 20,000-square foot production and tasting facility with an annual production capacity of 40,000 cases.

     The Company plans to use the winery and related property as the core of a new brand of red wine in the super-premium price category. The new brand, to be marketed under the Sagelands name, is expected to consist of Merlot and Cabernet Sauvignon produced from grapes purchased under supply contracts from vineyards in the Yakima Valley, Wahluke slopes, Walla Walla and Horse Heaven Hills AVA. The Company will retain the Staton Hills Winery brand and continue to produce wines under this mark.

DUHART-MILON

     Duhart-Milon is located in the Medoc region of Bordeaux, France, in the town of Pauillac. The Company holds a 23.5% interest in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"). The remaining 76.5% interest is owned by DBR. The property consists of approximately 166 acres of producing vineyards adjacent to the vineyards of the world renowned Chateau Lafite-Rothschild and its related winemaking facilities. In 1855, the French Government classified the top 62 wine-producing estates in the Medoc region, choosing from over 400 such estates. These top 62 estates were further classified into five "growths," based on their perceived quality. "First growth" was considered the best. Under this classification system, Duhart-Milon is rated a "fourth growth" estate. The average annual production in recent years has been approximately 35,000 cases. Duhart-Milon wines are sold under the "Chateau Duhart-Milon" and "Moulin de Duhart" labels.

ITEM 3. LEGAL PROCEEDINGS.

ALLEGED VIOLATION OF SECTION 25502(A)(2) OF THE CALIFORNIA BUSINESS AND PROFESSIONS CODE


     The Company received notice dated August 28, 1998 from the California Department of Alcoholic Beverage Control ("ABC") that it was accused, along with 36 other companies (most of them wineries) of violations of Section 25502(a)(2) of the California Business and Professions Code which prohibits wine growers and others from giving "something of value" to retailers. The accusation arises from the appearance of paid advertisements of the Company and other wineries in catalogues distributed by a certain retailer. The notice of violation requested each of the noticed companies who agreed to the accusation to stipulate to a ten
(10) day suspension of its license or, consent to the payment of a fine in lieu of the suspension. The matter was tried to an administrative law judge appointed by the ABC on July 14, 1999. The judge found for the ABC and the ABC adopted the judge's decision. The Company, together with 16 other wine companies, has filed an appeal with the Alcoholic Beverage Control Appeals Board, an independent body that hears appeals from ABC decisions. The date for the appeal has not been set.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons were executive officers of the Company as of March 31, 2000.


         NAME                                        POSITION(S)                                          AGE

         W. Philip Woodward                          Chairman                                             61

         Thomas B. Selfridge                         President, and Chief Executive Officer               56

         Daniel E. Cohn                              Secretary                                            43

         Robert B. Farver                            Vice President, Sales and Distribution               43


     BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

     W. PHILIP WOODWARD. Mr. Woodward is a co-founder of the Company and has been a director of the Company since 1972. He has been its chairman since August 1997 and is a member of the Board's Operating Committee. From 1974 to July 1998, Mr. Woodward was the Company's Chief Executive Officer. Mr. Woodward is a director of DBR (Lafite), the Northern Trust Bank of California, the Wine Institute, the American Vintners' Association, the American Center for Wine, Food and the Arts, The Marin Theatre Company, Edna Valley Vineyard and Canoe Ridge Winery. He also is a director and member of the compensation committee of the board of Hog Island Oyster Company. Mr. Woodward also serves as president and as a director of The Chalone Wine Foundation.

     THOMAS B. SELFRIDGE. Mr. Selfridge joined the Company as President on January 1, 1998 and was appointed the Company's Chief Executive Officer as of July 1, 1998. He has been a director of the Company since May 1998 and is a member of the Board's Operating Committee. Mr. Selfridge also is a director of Edna Valley Vineyard and Canoe Ridge Winery. Before joining the Company, Mr. Selfridge was Vice President-Production of Kendall-Jackson Winery, Ltd. He also serves as secretary and as a director of The Chalone Wine Foundation.

     DANIEL E. COHN,ESQ. Mr. Cohn has served as the Company's secretary since 1998. He has been a partner of Farella Braun & Martel LLP since 1991 and the chair person of its business practice group since 1998.

     ROBERT B. FARVER. Mr.Farver joined the Company in 1992 as the Sales Manager for the Northeast United States and has been the Company's Vice President, Sales and Distribution since 1996. Previously, he was Director of National Sales and Marketing. Mr. Farver also serves as a director of Canoe Ridge Vineyards.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's common stock has been traded in the over-the-counter market since the Company's initial public offering on May 18, 1984, and is listed in the Nasdaq National Market System, under the symbol "CHLN." The following table sets forth the high and low closing quotations for the stock for each quarter during the past two years, as reported by Nasdaq. The prices reflect inter-dealer quotations without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                  Quarter ended           High         Low
                  -----------------      ------       -----

                  March 31, 2000         $ 9.13        8.13
                  December 31, 1999        9.50        8.25
                  September 30, 1999      10.00        9.00
                  June 30, 1999            9.94        8.13

                  March 31, 1999          10.00        7.63
                  December 31, 1998       10.44       10.00
                  September 30, 1998      10.56       10.00
                  June 30, 1998           11.00       10.88

                  March 31, 1998          11.75       10.13
                  December 31, 1997       12.00        9.75
                  September 30, 1997      12.75       10.50
                  June 30, 1997           12.75       10.50


     On June 9, 2000, the closing price for the common stock was $8.25 per share. The average weekly trading volume of the stock was approximately 4,233 shares during the year ended March 31, 2000.


     HOLDERS OF RECORD.

     As of June 9, 2000, there were approximately 5,128 holders of record of the Company's common stock.


     DIVIDENDS.

     To date, the Company has not paid any cash dividends.

     Under the terms of certain of the Company's credit facilities, the Company is restricted from paying dividends in excess of 50% of its aggregate net income.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data for the fiscal years ended March 31, 2000, 1999 and 1998, and the calendar years ended December 31, 1996 and 1995 are derived from the Company's audited consolidated financial statements. Financial data for the twelve months ended March 31, 1997 and 1996 are derived from the Company's unaudited consolidated financial statements and are furnished with a view to providing the reader with comparative results for the prior twelve month periods which coincide with the Company's current fiscal year-end (March 31). This data should be read in conjunction with the financial statements and notes thereto. See "Item 8. Financial Statements and Supplementary Data."



                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                   Year ended December 31
                                                   ----------------------
                                                     1996         1995
                                                     ----         ----

STATEMENT OF OPERATIONS DATA:
   Net revenues                                     $31,044      $25,032
   Gross profit                                      12,375        8,792
   Revenues from other operations, net                   26          108
   Selling, general and administrative expenses      (6,282)      (5,374)
   Operating income                                   6,119        3,516
   Interest expense                                  (1,844)      (2,779)
   Equity in net income of Duhart-Milon                 304           74
   Minority interest                                   (621)        (357)
   Settlement income                                      -            -
   Net income                                       $ 2,339      $   207

   Net income per common share                      $  0.29      $  0.04

BALANCE SHEET DATA:
   Working capital                                  $23,504      $22,072
   Total assets                                      80,179       72,569
   Long-term obligations less current maturities     17,837       13,511
   Shareholders' equity                              43,246       41,382



                                                                        Year ended March 31,
                                                    ------------------------------------------------------------
                                                      2000         1999         1998         1997         1996
                                                      ----         ----         ----         ----         ----

STATEMENT OF OPERATIONS DATA:
   Net revenues                                     $ 51,457     $ 42,826     $ 36,755     $ 31,188     $ 25,987
   Gross profit                                       22,922       19,625       16,216       12,811        9,243
   Revenues from other operations, net                    40          194          318          107           20
   Selling, general and administrative expenses      (13,941)     (10,805)      (8,147)      (6,466)      (5,442)
   Operating income                                    9,021        9,014        8,387        6,452        3,801
   Interest expense                                   (2,225)      (1,761)      (1,872)      (1,789)      (2,429)
   Equity in net income of Duhart-Milon                  735          766          341          281          126
   Minority interest                                  (1,290)      (1,219)      (1,125)        (681)        (387)
   Settlement income                                      -         4,447            -            -            -
   Net income                                       $  3,681     $  6,636     $  3,410     $  2,520     $    600

   Net income per common share                      $   0.34     $   0.75     $   0.41     $   0.31     $   0.10

BALANCE SHEET DATA:
   Working capital                                  $ 30,219     $ 49,192     $ 27,794     $ 24,283     $ 22,023
   Total assets                                      145,665      103,471       90,294       75,859       68,973
   Long-term obligations less current maturities      31,279       35,273       18,124       18,379       13,415
   Shareholders' equity                               73,672       58,291       50,405       42,835       41,098


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 hereto and the Company's Consolidated Financial Statements and related notes presented in Item 8 hereto.

FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in this Item 7, and the President's Letter to the Shareholders relating to projections or predictions about the Company's future investments in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company; (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages and (vii) the risks associated with the assimilation of acquisitions. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission.

CHANGE IN FISCAL YEAR-END

     Effective with the fiscal year ending March 31, 1997, the Company changed its fiscal year from one ending on December 31 to one ending on March 31. Accordingly, the Company reported a three-month transition period ending March 31, 1997.

RESULTS OF OPERATIONS

     The following table represents financial data as a percentage of net revenues for the indicated periods:

                                                     Year ended March 31,
                                                  ---------------------------
                                                  2000        1999       1998
                                                  ----        ----       ----
Net revenues                                      100%        100%       100%
Gross profit                                       45%         46%        44%
Revenues from other operations, net                 0%          0%         1%
Selling, general and administrative expenses     (27)%       (25)%      (22)%
Operating income                                   18%         21%        23%
Interest expense                                  (4)%        (4)%       (5)%
Settlement Income                                   0%         10%         0%
Equity in net income of Duhart-Milon                1%          2%         1%
Minority interest                                 (3)%        (3)%       (3)%
Net income (loss)                                   7%         15%         9%

     WINE SALES

     Net revenues for the year ended March 31, 2000 increased $8.6 million or 20% over the comparable period in the preceding year. This increase was attributable to a volume increase of 18% and a 2% average price increase.

     Net revenues for the year ended March 31, 1999 increased $6.1 million or 17% over the prior year comparable period. This increase was attributable to a volume increase of 14% and a 3% average price increase.

     Sales volume in the California market comprised 32% and 26% of the Company's total sales for the year ended March 31, 2000 and 1999, respectively.

     GROSS PROFIT

     Gross profit for the year ended March 31, 2000 increased $3.3 million or 17% over the comparable period in the preceding year. This was primarily the result of increased sales volume and increased average sales prices.

     Gross profit for the year ended March 31, 1999 increased $3.4 million or 21% over the comparable period in the preceding year. This was primarily the result of increased sales volume and average sales prices, as well as, less pronounced increases in average production costs partly due to the relative success and size of the 1997 harvest.

     REVENUE FROM OTHER OPERATIONS, NET

     Revenue from other operations, primarily consists of revenue obtained from third-party wineries, net of related expenses, for grape crushing or wine bottling and net profit from sales of bulk wine. This aspect of the Company's operation is not significant although the Company cannot predict the materiality of such operations in the future, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.

     Such revenue for the year ended March 31, 2000 decreased $154,000 from the comparable period in the preceding year. This was attributable to less custom crush demand.

     Such revenue for the year end March 31, 1999 decreased $124,000 from the comparable period in the preceding year which was attributable to less custom crush demand (driven in part by the relatively lower 1998 harvest tonnage throughout California as compared to the 1997 harvest tonnage), partly offset by increased custom bottling demand.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses in the year ended March 31, 2000 increased $3.1 million or 29% over the comparable period in the preceding year. This increase is primarily the result of (i) increased selling and marketing expenditures normally associated with increased sales quantities and,
(ii) expenditures in the Company's infrastructure.

     Selling, general and administrative expenses in the year ended March 31, 1999 increased $2.7 million or 33% over the comparable period in the preceding year. This increase is primarily the result of (i) increased selling and marketing expenditures normally associated with increased sales quantities and also related to the launching of the new Echelon brand-name, (ii) expenditures in the Company's infrastructure and (iii) unusually high severance costs.

     OPERATING INCOME

     Operating income remained substantially the same for the years ended March 31, 2000 and 1999. Although gross profits increased in fiscal 2000 as compared to fiscal 1999, this increase was offset by an increase in selling, general and administrative expenses and lower revenues from other operations as discussed above.

     Operating income for the year ended March 31, 1999 increased $627,000 or 7% over the prior comparable year despite reduced revenue from other operations as noted above. This increase was primarily due to higher gross profits, offset by increased selling, general and administrative expenses. Additionally, other revenues from operations decreased to $194,000 or 2.1% of operating income as compared to $318,000 or 3.8% for the year ended March 31, 1998.

     INTEREST EXPENSE

     For the year ended March 31, 2000 interest expense increased by $464,000 or 26% as compared with the prior year. This was a result of increased borrowings primarily to fund acquisitions that took place in the fiscal year. 2000. Also, the Company borrowed $2.0 million to pay holders of subordinated debentures that matured during the year.

     Interest expense decreased $111,000 or 6% between the years ending March 31, 1999 and 1998 which primarily was driven by lower interest rates.

     SETTLEMENT INCOME

     For the year ended March 31, 1999, the Company recognized $4.4 million of non-recurring gain arising from the final settlement of litigation related to the July 1996 fire damage at the Carmenet Winery.

     EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the years ending March 31, 2000, 1999, and 1998 were $735,000 and $766,000, and
$341,000 respectively. These results were materially the same for 2000 and 1999 and the 125% increase in fiscal 1999 as compared to fiscal 1998 is primarily attributable to exceptionally high demand for the 1996 vintage of Bordeaux wines.

     The Company monitors its investment in Duhart-Milon primarily through its on-going communication with Domaines Barons de Rothschild (DBR). Such communication is facilitated by the presence of the Company's chairman on DBR's Board of Directors, and DBR's representation on the Company's Board of Directors. Additionally, various key employees of the Company make periodic visits to Duhart-Milon's offices and productions facilities.

     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company records the gain or loss for currency translation in other comprehensive income or loss, which is part of shareholders equity. The amount recorded was increased to $3.6 million from $2.3 million for the year ended March 31, 2000 as compared to the prior year due to the decrease in the relative worth of the French Franc when compared to the U.S. dollar during the period. Although the transition to the "EURO" currency became effective as of January 1, 1999, the Company does not anticipate that this transition will have a material impact on its investment in Duhart-Milon

     MINORITY INTEREST

     The minority interest in the net income of Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") for the three years ended March 31, 2000 consisted of the following (IN THOUSANDS):


                                                                             Year ended March 31
                                                            Minority     ----------------------------
Venture                       Minority Owner                 Percent      2000       1999       1998
-------                       --------------                --------      ----       ----       ----

Edna Valley Vineyard          Paragon Vineyard Co., Inc.      50.00%     $  925     $  909     $  906
Canoe Ridge Vineyard, LLC     Various                         49.50%        365        310        219
                                                                         ------     ------     ------
                                                                         $1,290     $1,219     $1,125
                                                                         ======     ======     ======


     The minority interest in earnings for the year ended March 31, 2000 increased $71,000 or 6% over the comparable period ended March 31, 1999, due to steadily improving performance at both EVV and CRV primarily as a result of increases in both case sales and gross margins per case.

     The  minority  interest  in  earnings  for the year  ended  March 31,  1999 increased $94,000 or 8% from the prior comparable period due to improved performance at both EVV and CRV.

     Company management believes that EVV and, to a lesser degree CRV, will both continue to contribute significantly to the Company's consolidated income statement.

     NET  INCOME

     Net income for the year ended March 31, 2000 was $3.7 million, a decrease of $3.0 million, or 45%, over the year ended March 31, 1999. This was primarily as a result of the non-recurring gain of $2.6 million (after tax-effect) recorded in 1999, higher selling, general and administrative expenses and increased interest expense.

     Net income for the year ended March 31, 1999 was $6.6 million, an increase of $3.2 million as compared to the year ended March 31, 1998. Excluding the effects of the non-recurring gain as discussed above, net income increased 20% principally due to higher gross profits offset by higher selling, general and administrative expenses.

SEASONALITY

     The Company's wine sales from quarter to quarter are highly variable due to, among other things, the timing of the release of wines for sale and changes in consumer demand. Sales are typically strongest during the fourth quarter because of heavy holiday sales and because most wines generally are released between the end of the third and beginning of the fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

     Working capital as of March 31, 2000 was $30.0 million, compared to $49.1 million at March 31, 1999. The $19.1 million decrease was primarily attributable to an increase of $23 million in borrowing under the revolving bank loan agreement and an increase in accounts payable and accrued expenses of $3.2 million and a decrease in cash and cash equivalents of $1.7 million. This was partially offset by an increase in inventory of $10.9 million, an increase in accounts receivable of $1.8 million and an increase in deferred income taxes and income tax receivable of $1.3 million. Borrowings under the Company's credit lines totaled $57.0 million at March 31, 2000 compared to $23.9 million at March 31, 1999. The Company had no cash balances as of March 31, 2000 compared to $1.7 million at March 31, 1999.

     The Company has historically financed its growth through increases in borrowings and cash flow from operations. In addition, the Company received $6.5 million of proceeds from the sale of common stock pursuant to previously issued common stock warrants. During fiscal 2000, the Company's primary uses of its capital have been to finance a $30.5 million increase in property, plant and equipment (including vineyard development and the acquisition of Sagelands Winery) and a $10.9 million increase in inventory.

     Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales. The Company currently expects its operating and capital spending requirements will total approximately $60.0 million for the year ending March 31, 2001.

     The Company expects to finance these future capital needs through operations, security offerings, and additional borrowings. There can be no assurance that the Company will be able to obtain this financing on terms acceptable to the Company.

     BORROWING ARRANGEMENTS

     On March 31, 1999, the Company entered into a credit agreement with Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch ("Rabobank"). The Rabobank credit facility provides for a total of $70 million of unsecured financing, consisting of a seven-year, $30 million term loan and a two-year, $40 million revolving loan facility. As of March 31, 2000, the Company had $13.0 million available under the revolving loan facility and has utilized the entire term loan.

DISCLOSURES ABOUT MARKET RISK


     You should read the following disclosures in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations which have been drafted in compliance with regulations of the SEC concerning the use of "Plain English." These disclosures are intended to discuss certain material risks of the Company's business as they appear to management at this time. However, this list is not exhaustive. Other risks may, and likely will, arise from time to time.

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

     OUR BUSINESS IS SEASONAL

     Our business is subject to seasonal as well as quarterly fluctuations in revenues and operating results. Our sales volume tends to increase during the summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our level of borrowing. For example, our borrowing levels typically are highest during winter when we have to pay for harvest costs and may have to make contractual payments to grape growers. These and other factors may cause fluctuations in the market price of our common stock.

     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the twelve months ended March 31, 2000, approximately 70% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.

     Approximately 90% of our net revenues in the twelve months ended March 31, 2000 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 45%, 20%,13% and 12% of our net revenues, respectively.

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

     Grape growing requires adequate water supplies. We generally supply our vineyards' water needs through wells and reservoirs located on our properties. We believe that we either have, or are currently planning to insure adequate water supplies to meet the needs of all of our vineyards. However, a substantial reduction in water supplies could result in material losses of grape crops and vines.

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

     It is also possible that the vineyards could be infested by new strains of Phylloxera, insects, fungi, viruses or similar perils. For example, a new strain of the sharpshooter (glassy winged), a flying insect that is believed to carry Pierces' Disease and can kill vines with which it comes into contact, recently was discovered in Southern California and is believed to be migrating north.

     The weather phenomenon commonly referred to as "El Nino" produced heavy rains and cooler weather during the Spring of 1999 and 1998, which resulted in colder and wetter soils than are typical during California's grape growing season. Consequently, the 1999 and 1998 harvest was postponed by approximately four to six weeks - depending on the geographical location and varietals. The unusual weather conditions resulting from El Nino impacted quantity and quality of the Company's 1998-estate harvest. The size of the Company's most significant crops ranged from normal-sized yields to 50% of normal yields (depending on the varietal and the particular estate).

     Despite the foregoing reduction in the yield of certain crops, the harvested estate crops, in combination with contracted grape purchases (most of which are tonnage-based), are expected to permit the Company to meet originally anticipated sales-projections for its 1999 and 1998 vintage Chardonnay, Cabernet and Merlot varietals which, together, have historically comprised between 80% and 85% of its aggregate annual production.

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

     Current trends in the domestic and foreign wine industry point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the worldwide supply of premium wine grapes and the amount of wine which will be produced in the future. This expected increase in grape production could result in an excess of supply over demand and force wineries to reduce, or not increase, prices.

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 4% and 35%, respectively, of our net revenues during the twelve months ended March 31, 2000. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a single broker in order to sell our wines within California. Such sales represent 32% of our net revenues during the twelve month period ended March 31, 2000. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

     WE WILL NEED MORE WORKING CAPITAL TO GROW

     The premium wine industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years, which must be financed by cash from operations or additional borrowings or other financing.

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

     CONTAMINATION OF OUR WINES WOULD HARM OUR BUSINESS

     We are subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of our wines could result in the need for a product recall which could significantly damage our reputation for product quality, which we believe is one of our principle competitive advantages. We maintain insurance against these kinds of risks, and others, under various general liability and product liability insurance policies. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us.

     THE LOSS OF KEY EMPLOYEES WOULD DAMAGE OUR REPUTATION AND BUSINESS

     Our success depends to some degree upon the continued services of a number of key employees. Although some key employees are under employment contracts with us for specific terms, the loss of the services of one or more of our key employees could harm our business and our reputation, particularly if one or more of our key employees resigns to join a competitor or to form a competing company. In such an event, despite provisions in our employment contracts, which are designed to prevent the unauthorized disclosure or use of our trade secrets, practices or procedures by such personnel under these circumstances, the Company cannot be certain that the Company would be able to enforce these provisions or prevent such disclosures.

     SHIFTS IN FOREIGN EXCHANGE RATES OR THE IMPOSITION OF ADVERSE TRADE REGULATIONS COULD HARM OUR BUSINESS

     We conduct some of our import and export activity for wine and packaging supplies in foreign currencies. We purchase foreign currency on the spot market on an as-needed basis and engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on our operating results.

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 5% of total consolidated revenue for the fiscal year ended March 31, 2000 and the volume of international transactions is increasing and may increase these risks in the future.

     INFRINGEMENT OF OUR TRADEMARKS MAY DAMAGE OUR BRAND NAMES OR OUR BUSINESS

     Our wines are branded consumer products, and we distinguish our wines from our competitors by enforcement of our trademarks. There can be no assurance that competitors will refrain from infringing our marks or using trademarks, tradenames or trade dress which dilute our intellectual property rights, and any such actions may require us to become involved in litigation to protect these rights. Litigation of this nature can be very expensive and tends to divert management's time and attention.

     OUR ACQUISITIONS AND POTENTIAL FUTURE ACQUISITIONS INVOLVE A NUMBER OF
     RISKS

     Our acquisition of Staton Hills Winery (renamed Sagelands Winery) and the possible construction of a new winery on the Suscol Ranch property we recently acquired (and potential future acquisitions) involve risks which include assimilating these operations into our Company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations because Staton Hills is in Washington State and our Company is headquartered in California; integrating the technology and infrastructures of disparate entities; risks inherent in the production of wine in, and marketing of wine from, Washington State; and the replanting of existing vineyards from white wine grapes to red wine grapes.

     We relied on debt financing to purchase Hewitt Ranch, Suscol Ranch, Staton Hills Winery, the Jade Mountain brand and other vineyard land and related assets during the fiscal year ended March 31, 2000. Consequently our debt-to-equity ratio is high in relation to our historical standards. The interest costs associated with this debt will increase our operating expenses and the risk of negative cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          THE CHALONE WINE GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated Balance Sheets.........................................    21
      Consolidated Statements of Income...................................    22
      Consolidated Statements of Shareholders' Equity.....................    23
      Consolidated Statements of Cash Flows...............................    24
      Notes to Consolidated Financial Statements..........................    25

INDEPENDENT AUDITORS' REPORT..............................................    36


                          THE CHALONE WINE GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                               March 31,       March 31,
                                                                2000            1999
                                                               ---------       ---------

 Current assets:
      Cash and equivalents                                           $ -         $ 1,670
      Accounts receivable, less allowance for doubtful
          accounts of $129 in 2000 and $86 in 1999                 9,836           8,086
      Notes receivable - affiliate                                   119             109
      Income tax receivable                                        1,178             616
      Inventory                                                   51,826          40,926
      Prepaid expenses                                               579             492
      Deferred income taxes                                          894             158
                                                               ---------       ---------
          Total current assets                                    64,432          52,057
 Investment in Chateau Duhart-Milon                                9,146          10,409
 Notes receivable - affiliate, long-term portion                       -             119
 Property, plant and equipment - net                              64,134          33,591
 Goodwill and trademarks - net of accumulated
     amortization of $1,743 in 2000 and $1,495 in 1999             7,220           6,196
 Other assets                                                        733           1,099
                                                               ---------       ---------
          Total assets                                         $ 145,665       $ 103,471
                                                               =========       =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Accounts payable and accrued liabilities                   $ 5,650         $ 2,494
      Revolving bank loan                                         27,017               -
      Current maturities of long-term obligations                  1,784             371
                                                               ---------       ---------
          Total current liabilities                               34,451           2,865
 Revolving bank loan                                                   -           3,938
 Long-term obligations, less current maturities                   31,041          22,835
 Convertible subordinated debentures                                   -           8,500
 Deferred income taxes                                             1,743           2,765
                                                               ---------       ---------
          Total liabilities                                       67,235          40,903
                                                               ---------       ---------

 Minority interest                                                 4,758           4,277
 Shareholders' equity:
      Common stock - authorized 15,000,000 shares no
      par value; issued and outstanding: 10,224,521 and
      8,720,771 shares, respectively                              61,377          48,965
      Stock subscription receivable                                    -          (1,007)
      Retained earnings                                           15,851          12,629
      Accumulated other comprehensive loss                        (3,556)         (2,296)
                                                               ---------       ---------
          Total shareholders' equity                              73,672          58,291
                                                               ---------       ---------
          Total liabilities and shareholders' equity           $ 145,665       $ 103,471
                                                               =========       =========

        The accompanying notes are an integral part of these statements.



                          THE CHALONE WINE GROUP, LTD.

                       CONSOLIDATED STATEMENTS OF INCOME
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Year ended March 31,
                                                          ---------------------------------------
                                                           2000          1999           1998
                                                           ----          ----           ----

 Gross revenues                                           $ 52,808        $ 43,973       $ 37,651
     Excise taxes                                           (1,351)         (1,147)          (896)
                                                          --------        --------       --------
 Net revenues                                               51,457          42,826         36,755
 Cost of wines sold                                        (28,535)        (23,201)       (20,539)
                                                          --------        --------       --------
     Gross profit                                           22,922          19,625         16,216
 Revenues from other operations, net                            40             194            318
 Selling, general and administrative expenses              (13,941)        (10,805)        (8,147)
                                                          --------        --------       --------
     Operating income                                        9,021           9,014          8,387
 Interest expense                                           (2,225)         (1,761)        (1,872)
 Equity in Chateau Duhart-Milon                                735             766            341
 Minority interests                                         (1,290)         (1,219)        (1,125)
 Settlement income                                               -           4,447              -
                                                          --------        --------       --------
     Income before income taxes                              6,241          11,247          5,731
 Income taxes                                               (2,560)         (4,611)        (2,321)
                                                          --------        --------       --------
     Net income                                            $ 3,681         $ 6,636        $ 3,410
                                                          ========        ========       ========

 Net income available to common shareholders               $ 3,222         $ 6,636        $ 3,410

 Earnings per share-basic                                   $ 0.34          $ 0.77         $ 0.44
 Earnings per share-diluted                                 $ 0.34          $ 0.75         $ 0.41

 Weighted average number of shares outstanding:
     Basic                                                   9,383           8,669          7,786
     Diluted                                                 9,483           8,852          8,409


        The accompanying notes are an integral part of these statements.




                          THE CHALONE WINE GROUP, LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (ALL AMOUNTS IN THOUSANDS)



                                           Common Stock                                       Accumulated                    Total
                                       --------------------        Stock                          Other                    Compre-
                                       Number of                Subscription    Retained     Comprehensive                 hensive
                                        Shares       Amount      Receivable     Earnings         Loss          Total        Income
                                       ---------    --------    ------------    --------     -------------   --------      --------

 Balance, March 31, 1997                   7,655    $ 41,841             $ -     $ 2,583        $ (1,589)    $ 42,835          $ -
    Employee stock purchase plan              11          75               -           -               -           75
    Warrants exercised                       686       4,800               -           -               -        4,800
    Options exercised                         42         155               -           -               -          155
    Foreign currency
      translation adjustment                   -           -               -           -            (870)        (870)        (870)
    Net income                                 -           -               -       3,410               -        3,410        3,410
                                       ---------    --------    ------------    --------     -------------   --------      -------
 Balance, March 31, 1998                   8,394    $ 46,871             $ -     $ 5,993        $ (2,459)    $ 50,405      $ 2,540
                                       ---------    --------    ------------    --------     -------------   --------      -------
    Employee stock purchase plan               8          80               -           -               -           80
    Warrants exercised                       143       1,000               -           -               -        1,000
    Options exercised                        164         882          (1,007)          -               -         (125)
    Profit sharing                            12         132               -           -               -          132
    Foreign currency
      translation adjustment                   -           -               -           -             163          163          163
    Net income                                 -           -               -       6,636               -        6,636        6,636
                                       ---------    --------    ------------    --------     -------------   --------      ------
 Balance, March 31, 1999                   8,721    $ 48,965        $ (1,007)   $ 12,629        $ (2,296)    $ 58,291      $ 6,799
                                       ---------    --------    ------------    --------     -------------   --------      -------
    Employee stock purchase plan               8          65               -           -               -           65
    Warrants exercised and deemed
      dividend                               833       6,667               -        (459)              -        6,208
    Options exercised                         20         115               -           -               -          115
    Return of common stock in
       settlement of subscription
        receivable                          (104)     (1,012)          1,007           -               -           (5)
    Debenture conversion                     738       6,500               -           -               -        6,500
    Profit sharing, net of repurchases         8          77               -           -               -           77
    Foreign currency
      translation adjustment                   -           -               -           -          (1,260)      (1,260)      (1,260)
    Net income                                 -           -               -       3,681               -        3,681        3,681
                                       ---------    --------    ------------    --------     -------------   --------      -------
 Balance, March 31, 2000                  10,224    $ 61,377             $ -    $ 15,851        $ (3,556)    $ 73,672      $ 2,421
                                       =========    ========    ============    ========     =============   ========      =======

        The accompanying notes are an integral part of these statements.




                          THE CHALONE WINE GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)


                                                                            Year ended March 31,
                                                                  -----------------------------------------
                                                                    2000           1999            1998
                                                                    ----           ----            ----

 Cash flows from operating activities:
    Net income                                                     $ 3,681        $ 6,636         $ 3,410
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                  4,758          3,814           3,138
      Equity in net income of Chateau Duhart-Milon                    (735)          (766)           (341)
      Deferred income taxes                                         (1,014)           572             740
      Increase in minority interest                                  1,290          1,219           1,125
      Other                                                           (105)            25               8
      Changes in:
       Accounts and other receivable                                (2,320)        (1,737)         (2,023)
       Inventory                                                    (7,740)        (6,649)         (4,860)
       Prepaid expenses and other assets                               279         (1,261)           (479)
       Accounts payable and accrued liabilities                      3,159           (931)          1,624
                                                                   -------        -------         -------
      Net cash provided by operating activities                      1,253            922           2,342
                                                                   -------        -------         -------

 Cash flows from investing activities:
    Capital expenditures                                           (10,889)        (7,112)         (6,331)
    Vineyard property acquired                                     (22,152)             -               -
    Business acquired, net of cash acquired                         (6,127)             -               -
    Proceeds from disposal of property and equipment                   204             89             105
    Collection of notes receivable                                      39            164             194
    Investment in Edna Valley joint venture                         (1,090)             -          (1,050)
    Distributions from Duhart-Milon                                    738              -             363
                                                                   -------        -------         -------
      Net cash used in investing activities                        (39,277)        (6,859)         (6,719)
                                                                   -------        -------         -------

 Cash flows from financing activities:
    Borrowings on revolving bank loan-net                           23,079         (7,014)          3,181
    Repayment of short-term debt                                         -           (952)              -
    Distributions to minority interests                               (809)          (619)           (638)
    Proceeds from long-term debt                                    10,000         25,182               -
    Repayment of long-term debt                                       (381)       (12,309)         (1,210)
    Repayment of convertible subordinated debentures                (2,000)             -               -
    Proceeds from warrants exercised                                 6,208          1,000           4,800
    Proceeds from issuance of common stock                             257             87             230
                                                                   -------        -------         -------
      Net cash provided by financing activities                     36,354          5,375           6,363
                                                                   -------        -------         -------

 Net increase (decrease) in cash and equivalents                    (1,670)          (562)          1,986
 Cash and equivalents at beginning of year                           1,670          2,232             246
                                                                   -------        -------         -------
 Cash and equivalents at end of year                                   $ -        $ 1,670         $ 2,232
                                                                   =======        =======         =======

 Other cash flow information:
    Interest paid                                                  $ 2,896        $ 1,779         $ 1,895
    Income taxes paid                                                4,135          4,271           2,610
 Non-cash transactions:
    Debt assumed in acquisition of real property                         -              -           1,974
    Profit sharing stock contribution                                    -            132               -
    Stock issued and subscribed                                          -         (1,007)              -
    Debentures converted into common stock                           6,500              -               -
    Return of stock in settlement of subscription receivable         1,012              -               -

        The accompanying notes are an integral part of these statements.


                          THE CHALONE WINE GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BUSINESS

     The Chalone Wine Group, Ltd. ("the Company") produces and sells premium to luxury quality table wines. The Company sells the majority of its products to wholesale distributors, restaurants, and retail establishments throughout the United States, Canada and Europe. Export sales accounted for approximately 5% of total revenue for the year ended March 31, 2000. The Company supplies most of its grape needs from its estate-owned vineyards but utilizes independent grape growers for some of its grape requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and Edna Valley Vineyard ("EVV"), a winery operation in San Luis Obispo County, California, owned 50% by the Company and 50% by Paragon Vineyard Company, Inc. ("Paragon"). The Company, as the managing joint venturer, manages and supervises EVV's winery operations, and sells and distributes the wine and is deemed to control EVV operations for accounting purposes. The Company has certain commitments related to its continuing ownership of EVV (see Note 14). Intercompany transactions and balances have been eliminated.

     At March 31, 2000, Domaines Barons de Rothschild (Lafite) ("DBR"), a French company, owned approximately 44% of the Company's outstanding common stock, and the Company owns a 23.5% partnership interest in DBR's Societe Civile Chateau Duhart-Milon ("Duhart-Milon"), a Bordeaux wine-producing estate located in Pauillac, France. The Company accounts for this investment using the equity method.

     ACCOUNTING ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement amounts and related disclosures at the date of the financial statements. Actual results could differ from these estimates.

     CASH AND EQUIVALENTS

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. The Company performs ongoing credit evaluations of its customer's financial position and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost, with depreciation provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives. The straight-line method is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for income tax purposes. The costs of property, plant and equipment acquisitions are allocated to each asset acquired based on their relative estimated fair values at the date of acquisition.

     The different ranges of useful lives used in computing depreciation are (i) 15 to 35 years for vineyard development costs, (ii) 80 years for caves, (iii) 15 to 40 years for buildings and (iv) 3 to 20 years for machinery and equipment.

     Capitalized costs of planting new vines and ongoing cultivation costs for vines not yet bearing fruit, including interest, are classified as vineyard development. Depreciation commences in the initial year the vineyard yields a commercial crop, generally in the third or fourth year after planting.

     The Company had capitalized interest of $758,000 and $65,000 for the year ended March 31, 2000 and 1999, respectively, which is included in property, plant and equipment.

Caves represent improvement costs to dig into hillsides and structurally reinforce underground tunnels used to age and store the Company's wines.

     GOODWILL AND TRADEMARKS

     The excess of the purchase price paid over acquired net assets is recorded as goodwill and amortized over 20 to 40 years on a straight-line basis. The payments made to extend the life of the EVV joint venture and acquire ownership of the continuing joint venture have been recorded as goodwill and are being amortized over 40 years beginning in January 1997 (see Note 14). Trademarks are amortized over their estimated useful lives from the date they are put into use.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.


     FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's investee, Duhart-Milon, is the French Franc and as a result, the Company records the effect of exchange gains and losses on its equity in Duhart-Milon in other comprehensive income or loss as a component of shareholders' equity.

     REVENUE RECOGNITION

     Revenue is recognized when the product is shipped and title passes to the customer. Revenue from product sold at our retail locations is recognized at the time of sale. Revenue is recorded net of sales returns, including a provision for estimated future returns. Sales returns have historically been insignificant. The Company generally allows thirty days from the date of shipment for our customers to make payment. No products are sold on consignment.

     ACCOUNTING FOR INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to compute deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value based method in accordance with APB No.25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and provides the pro forma disclosures required by SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (see Note 10). No compensation expense has been recognized in the financial statements for employee stock arrangements.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes financial instruments to reduce interest rate and foreign currency exchange rate risk. The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts or in income when the hedged transaction occurs. The notional amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant in the fiscal years 2000, 1999 or 1998.

     NET INCOME PER SHARE

     Basic net income per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted EPS for the Company reflects the inclusion of dilutive stock options and stock warrants, the effect of which is calculated using the treasury stock method as shown below. The Company's convertible debentures are excluded from the computation for periods prior to their conversion, as these had, an antidilutive effect.

     The following is a reconciliation of the figures used in deriving basic EPS and those used in calculating diluted EPS (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                         Effect of dilutive securities
                                                         -----------------------------
                                                                           Stock
                                               Basic EPS     Warrants     options     Diluted EPS
                                               ---------     --------     -------     -----------

Year ended March 31, 2000:
   Income available to common stockholders(1)     $3,222            -           -          $3,222
   Shares                                          9,383          100           -           9,483
                                                  ------                                   ------
   EPS                                            $ 0.34                                   $ 0.34
                                                  ======                                   ======
Year ended March 31, 1999:
   Income available to common stockholders        $6,636            -           -          $6,636
   Shares                                          8,669          183           -           8,852
                                                  ------                                   ------
   EPS                                            $ 0.77                                   $ 0.75
                                                  ======                                   ======
Year ended March 31, 1998:
   Income available to common stockholders        $3,410            -           -          $3,410
   Shares                                          7,786          457         166           8,409
                                                  ------                                   ------
   EPS                                            $ 0.44                                   $ 0.41
                                                  ======                                   ======

(1) Net income available to common stockholders in 2000 is net income reduced by the warrant related deemed dividend of $459,000 (see Note 10).


     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, that defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in fiscal 2002 and does not expect it to have a material effect on the consolidated financial statements.

     SEGMENT REPORTING

     The Company produces and sells premium to luxury quality table wines and has determined that its product line operating segments although consisting of multiple products and brands all share similar long-term financial performance, production processes, customer types, distribution methods and other economic characteristics. Accordingly, these operating segments have been aggregated as a single operating segment in the consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and equivalents, accounts receivable, accounts payable and accrued expenses, and certain other assets and liabilities are considered financial instruments. Carrying values are estimated to approximate fair values for these instruments, as they are short-term in nature and are receivable or payable on demand.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified in order to conform with the current period presentation.

NOTE 3 - ACQUISITION OF SAGELANDS WINERY

     On June 15, 1999 the Company purchased 100% of the outstanding shares of SHW Equity Company, a holding company which, in turn, owns 100% of Sagelands Winery (formerly Staton Hills Winery) ("SHW") and its adjacent vineyards in Yakima County, Washington. The total acquisition price, which was paid in cash and financed by the Company's available credit line, was approximately $6.1 million, inclusive of $3.3 million of SHW's notes payable paid by the Company.

     The acquisition was recorded using the purchase method of accounting and the purchase price was allocated to the acquired assets and liabilities assumed based upon their estimated fair values on the date of acquisition. The amount allocated to goodwill of $182,000 is being amortized on a straight-line basis over 20 years. In connection with the acquisition, the purchase price was allocated as follows (in thousands):



                   Cash                                $   62
                   Inventory                            3,160
                   Property, plant and equipment        2,504
                   Deferred taxes and other assets        882
                   Goodwill                               182
                   Liabilities                           (601)
                                                       ------
                      Total                            $6,189
                                                       ======


     The accompanying consolidated financial statements include operations of Sagelands Winery for the period from June 15, 1999 through March 31, 2000. The pro forma effect of including the operations of Sagelands Winery in the consolidated financial statements of the Company as if it had been acquired at the beginning of each of the last two fiscal years would not be significant.


NOTE 4 - INVENTORY

     Inventory consists of the following at March 31 (IN THOUSANDS):

                                        2000              1999
                                        ----              ----

     Bulk wine                         $26,989           $25,802
     Bottled wine                       23,791            14,387
     Wine packaging supplies               525               417
     Other                                 521               320
                                       -------           -------
                                       $51,826           $40,926
                                       =======           =======


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at March 31 (IN THOUSANDS):


                                        2000              1999
                                        ----              ----

     Land                             $ 17,436          $  5,216
     Vineyards                          10,104             5,835
     Vineyards under development         7,144             5,075
     Caves                               1,678             1,678
     Buildings                          27,255            17,335
     Machinery and equipment            23,786            18,888
                                       -------           -------
                                        87,403            54,027
     Accumulated depreciation          (23,269)          (20,436)
                                       -------           -------
                                      $ 64,134          $ 33,591
                                      ========          ========


      During the fiscal year ended March 31, 2000 the Company purchased Sagelands Winery (see Note 3) , two adjacent land parcels and residences in Rutherford, California (Hewitt Ranch Property), and 164 acres of land in Napa County, California (Suscol Ranch Property). The acquisition cost allocated to the principal residence, of $6.5 million, is based on an appraised value and is included in land and buildings. Since being acquired, this property has been subdivided and listed for sale. Management expects that it will be sold in the second quarter of 2000.

NOTE 6 - INVESTMENT IN CHATEAU DUHART-MILON

     Duhart-Milon's condensed balance sheet as of March 31, 2000 and 1999 and the results of operations for fiscal years ended March 31, 2000, 1999 and 1998 are as follows (translated into U.S. dollars at the year-end and average exchange rate for the period, respectively) (IN THOUSANDS):


                                             2000              1999
                                             ----              ----

     Inventory                             $  2,911          $  3,223
     Other current assets                     9,737            10,840
                                           --------          --------
        Current assets                       12,648            14,063
                                           --------          --------
     Property and equipment, net              1,917             2,524
                                           --------          --------
        Total assets                       $ 14,565          $ 16,587
                                           ========          ========

     Current liabilities                   $  2,442          $  3,111
     Equity                                  12,123            13,476
                                           --------          --------
        Total liabilities and equity       $ 14,565          $ 16,587
                                           ========          ========


     The results of operations are summarized as follows (IN THOUSANDS):


                                                  Year ended March 31,
                                            ---------------------------------
                                             2000         1999         1998
                                             ----         ----         ----

Revenues                                    $ 5,583      $ 5,941      $ 3,912
Cost of sales                                (2,308)      (2,626)      (2,337)
                                            -------      -------      -------
   Gross profit                               3,275        3,315        1,575
                                            -------      -------      -------
Revenues from other operations, net              40          154          112
                                            -------      -------      -------
   Net earnings                             $ 3,315      $ 3,469      $ 1,687
                                            =======      =======      =======

Company's share of net earnings             $   779      $   815      $   396
Less: amortization expense                      (44)         (49)         (55)
                                            -------      -------      -------
   Equity in investment of Duhart-Milon     $   735      $   766      $   341
                                            =======      =======      =======


     On October 1, 1995, the carrying amount of the Company's investment in Duhart-Milon was greater than its share of Duhart-Milon's net assets by approximately $8.9 million. The bulk of that difference related primarily to the underlying value of the land owned by Duhart-Milon and, accordingly is not amortized. A portion of that difference, however, was attributable to inventory and was amortized based on annual sales quantities through March 31, 2000.

     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company recognizes currency translation gains or losses in shareholders' equity as other comprehensive income or loss, which totaled $3,556,000 as of March 31, 2000. This amount increased from $2,296,000 as of March 31, 1999 due to the decrease in the relative worth of the French Franc when compared to the U.S. dollar during the twelve months ended March 31, 2000.


NOTE 7 - CARMENET FIRE

     On July 31, 1996 a wildfire damaged approximately 75% of the producing acreage at the Company's Carmenet Winery, located in Sonoma, California. Prior to the fire, the damaged acreage was planted to Cabernet Sauvignon, Merlot and Cabernet Franc grapes used for estate bottled wines produced under the Carmenet label. Carmenet produced approximately 38,000 cases of wine annually (of which a significant proportion was estate bottled). Carmenet's 1996-grape harvest was reduced roughly in proportion to the percentage of the vineyard's overall producing acreage damaged by the fire.

     The Company completed replanting of the damaged acreage in 1998 and the vines are expected to take approximately five years to return to full production levels. Until the damaged acreage is returned to full production, Carmenet's ability to make estate-bottled wines will be limited. In order to supplement Carmenet's harvest, the Company attempts to buy suitable grapes on the open market; however, there can be no assurance that grapes of suitable quality or variety will continue to be available in sufficient quantity or on terms acceptable to the Company.

     The fire was caused by the electrical lines of Pacific Gas and Electric ("PG&E"). PG&E agreed to pay the Company $5.1 million of which $425,000 was received and recorded as an offset to fire related inventory write-offs in fiscal 1998, and the remaining amount, net of legal expenses, was received and recorded as settlement income in fiscal year 1999.

NOTE 8 - BORROWING ARRANGEMENTS

     Borrowing arrangements consist of the following at March 31 (IN THOUSANDS):


                                                                                  2000           1999
                                                                                ---------      ---------
Revolving bank loan of $40,000,000, interest at LIBOR+0.875%
(7.31% at March 31, 2000), payable monthly, unsecured, due March 31, 2001       $ 27,017       $  3,938

Convertible Subordinated Debentures, interest at 5%, of which $6.5 million was converted into 738,016 shares of common stock of the Company and
$2.0 million was repaid in April 1999                                                  -          8,500

Bank term loan, unsecured, interest at varying LIBOR rates plus 1.2% to 1.25%
(7.31% at March 31, 2000) payable monthly, principal payable quarterly
commencing December 31, 2000 through March 2006                                   30,000         20,000

Mortgage note, interest at 7%, principal and interest payable monthly, due
 August, 2021                                                                      1,669          1,740

Other notes payable, due through 2016, interest ranging from 7% to 10%             1,156          1,466
                                                                                ---------      ---------
                                                                                  59,842         35,644
Less current maturities                                                          (28,801)          (371)
                                                                                ---------      ---------
                                                                                $ 31,041       $ 35,273
                                                                                =========      =========

     The $40.0 million revolving credit facility and $20 million term loan are pursuant to an agreement with a bank that was entered into in March 1999. Also pursuant to the agreement the term loan may be increased to $30.0 million. The agreement includes restrictive covenants regarding: maintenance of certain financial ratios; mergers or acquisitions; loans, advances or debt guarantees; additional borrowings; annual lease expenditures; annual fixed asset expenditures; changes in control of the Company; and declaration or payment of dividends. As of March 31, 2000, the Company was in compliance with these covenants. Management expects to refinance the revolving bank loan during the fiscal year ending March 31, 2001 at similar terms.

NOTE 8 - BORROWING ARRANGEMENTS (CONTINUED)

     Maturities of borrowings for each of the next five years ending March 31 are as follows (IN THOUSANDS):



        2001            $ 28,801
        2002               3,045
        2003               3,049
        2004               3,053
        2005               3,057
      Thereafter          18,837
                       ----------
        Total           $ 59,842
                       ==========



     As of April 9, 1999, the Company entered into an interest-rate swap contract for a notional amount of $20 million, maturing on April 6, 2006. This contract effectively converts the variable LIBOR rate which would otherwise be paid by the Company on its $20 million bank term-loan balance into a fixed-rate obligation over a period which corresponds to that of the underlying loan agreement. During that time, the rate which the Company will be obligated to pay, after including the lending institution's additional mark-up (which is based on financial ratios, and varies accordingly) will be fixed between 6.95% and 7.12%. The fair value of the contract was approximately $512,000 on March 31, 2000.

NOTE 9 - STOCK BASED COMPENSATION

     On February 10, 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to officers and other key employees of the Company, as well as non-employee directors and consultants, for an aggregate of up to 1,000,000 shares of common stock, plus any shares under the Company's 1987 Stock Option Plan, which expired in February 1997, or 1988 Non-Discretionary Stock Option Plan, which expired in December 1996, that become available for issuance as a result of forfeitures to the Company under the terms of such plans. These options generally expire 10 years from the date of grant and vest after a three to twelve month period. As of March 31, 2000 approximately 579,000 options were available for future grant under the Plan.

     Option activity under the plans has been as follows:


                                                                                   Weighted
                                                                  Number of        Average
                                                                   Shares       Exercise Price
                                                                 -----------    --------------

        Outstanding, March 31, 1997                                635,057       $       8.61
           Granted (weighted average fair value or $5.95)          229,150              11.65
           Exercised                                               (82,638)              7.79
           Canceled                                                   (476)              9.50
                                                                 -----------    --------------
        Outstanding, March 31, 1998                                781,093               9.62
                                                                 -----------    --------------
           Granted (weighted average fair value or $5.70)          172,520              11.40
           Exercised                                              (308,004)              8.90
           Canceled                                                (37,500)             11.23
                                                                 -----------    --------------
        Outstanding March 31, 1999                                 608,109              10.39
                                                                 -----------    --------------
           Granted (weighted average fair value or $4.79)          119,000               9.35
           Exercised                                               (22,800)              6.11
           Canceled                                                (70,555)             10.12
                                                                 -----------    --------------
        Outstanding March 31, 2000                                 633,754       $      10.38
                                                                 ===========    ==============


     NOTE 9 - STOCK BASED COMPENSATION (CONTINUED)

     Additional information regarding options outstanding as of March 31, 2000 is as follows:


                               Options Outstanding (all exercisable)
                  -------------------------------------------------------

   Range of                          Weighted Avg.
   exercise            Number          Remaining          Weighted Avg.
    Prices          Outstanding     Contractual Life      Exercise Price
----------------  ----------------  ------------------  -----------------
  $5.00-$7.99              62,940       3.8 years        $          6.77
  $8.00-$9.99             192,934       5.8 years                   9.31
 $10.00-$12.00            377,880       6.8 years                  11.52
                  ----------------  ------------------  -----------------
                          633,754       6.2 years        $         10.38
                  ================  ==================  =================



     EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to use salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three-month offer period or beginning of the Purchase Plan start (27 months), subject to an annual limitation. Stock issued under the plan was 8,118 shares, 7,734 shares, and 11,005 shares in each of the years ended March 31, 2000, 1999, 1998, respectively, at weighted average prices of $7.99, $9.09, and $6.82, respectively. The weighted average fair value per share of the awards for each of the years ended March 31, 2000, 1999, 1998 was $9.21, $10.69, and $10.48, respectively. At March 31, 2000, 14,409 shares were reserved for future issuances under the Purchase Plan.

     ADDITIONAL STOCK PLAN INFORMATION

     SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 102 months following vesting; stock volatility of 19.29%, 21.53% and 24.1% in the years ended March 31, 2000, 1999 and 1998, respectively; risk-free interest rates of 6.93%, 6.49% and 6.59% for the years ended March 31, 2000, 1999 and 1998, respectively, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                  Year ended March 31,
                                        ----------------------------------------
                                            2000         1999           1998
                                        ----------- -------------- -------------
 Net Income:
       As reported (1)                    $ 3,222        $ 6,636       $ 3,410
       Pro forma                          $ 2,712        $ 5,727       $ 2,895
 Earnings per share:
       Basic                               $ 0.34         $ 0.77        $ 0.44
       Diluted                             $ 0.34         $ 0.75        $ 0.42
       Pro forma basic                     $ 0.29         $ 0.66        $ 0.37
       Pro forma diluted                   $ 0.29         $ 0.65        $ 0.35


(1) Net income available to common stockholders in 2000 is net income reduced by the warrant related deemed dividend of $459,000 (see Note 10).




NOTE 10 - COMMON STOCK

     In March 2000, holders of 833,334 warrants to purchase the Company's stock exercised their rights and purchased an equivalent number of common shares at an exercise price of $7.45 per share. The warrants were originally issued by the Company in 1995 with an exercise price of $8.00. In February 2000, the Company's Board of Directors authorized a reduction of the exercise price to $7.45 and on March 8, 2000, the warrants were exercised and converted to common stock. The difference between the aggregate warrant proceeds at the modified versus original exercise price was $459,000 and was recorded by the Company as a deemed dividend, thereby, increasing the balance of common stock with a corresponding decrease to retained earnings and income available to common shareholders.

     On April 20, 1999, convertible subordinated debentures (convertible to 965,098 shares of the Company's common stock) matured. At such time, holders of $2.0 million in debentures elected not to exercise their conversion rights and the Company repaid the $2.0 million using available borrowings under its line of credit. The holders of the remaining $6.5 million of debentures elected to exercise the conversion rights and exchanged their debentures for 738,016 shares of the Company's common stock.

     The Company received gross proceeds of $5.8 million ($4.8 million in March 1998 and $1.0 million in April 1998) in connection with the issuance of 828,571 shares of its common stock upon the exercise by the principal holders of all of the Company's outstanding $7.00 warrants issued as of March 29, 1993.

     To date, the Company has not paid any cash dividends. Under the terms of certain of the Company's credit facilities, the Company is restricted from paying dividends in excess of 50% of its aggregate net income (see Note 8).


NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company has a qualified profit-sharing plan, which provides for Company contributions, as determined annually by the Board of Directors, based on the Company's previous year performance. These contributions may be in the form of common stock or cash as determined by the Board of Directors. The Company contributed $143,000, $154,000 and $138,000 for the year ended March 31, 2000, 1999, and 1998, respectively. At March 31, 2000, the plan held approximately 31,000 shares of the Company's common stock. At the participant's option, upon termination of service of any plan participant, the Company will repurchase that participant's shares held in the plan at market value.

     The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit. As determined annually by the Board of Directors, the Company matches employee contributions according to a specified formula and contributed $131,000, $99,000 and $92,000 in 2000, 1999 and 1998, respectively.

NOTE 12 - INCOME TAXES

     The provisions for income taxes for the years ended March 31 are summarized as follows (IN THOUSANDS):


                            2000          1999           1998
                       ------------- ------------- -------------
        Federal
          Current       $ 2,949       $ 3,121       $   1,261
          Deferred         (966)          471             585
                       ------------- ------------- -------------
                          1,983         3,592           1,846
                       ------------- ------------- -------------
        State
          Current           625           920             319
          Deferred          (48)           99             156
                       ------------ ------------- --------------
                            577         1,019             475
                       ------------ ------------- --------------
                        $ 2,560       $ 4,611      $    2,321
                       ============ ============= ==============




     The provisions for income taxes differ from amounts computed at the statutory rate as follows (IN THOUSANDS):


                                                            Year ended March 31,
                                              -----------------------------------------
                                                  2000         1999            1998
                                              ------------ -------------  -------------
 U.S. federal income tax at statutory rate     $    2,123   $     3,824    $     1,949
 State tax net of federal benefit                     381           655            334
 Reconciling items:
      Effect of acquisitions, net                      38            33             33
      Other                                            18            99              5
                                              ------------ -------------  -------------
                                               $    2,560   $     4,611    $     2,321
                                              ============ =============  =============





NOTE 12 - INCOME TAXES (CONTINUED)

     The Company's deferred tax assets (liabilities) were as follows at March 31 (IN THOUSANDS):

                                                              2000         1999
                                                        ------------ -------------

 Basis difference in property, plant and equipment       $   (2,442)  $    (2,561)
 Net operating loss carryforward                              3,129             -
 Basis difference in inventory                                  368           158
 Other                                                          363          (204)
 Valuation allowance                                         (2,267)            -
                                                        ------------ -------------
 Net deferred tax liability                              $     (849)  $    (2,607)
                                                        ============ =============
 Classified as:
    Current deferred tax assets                          $      894   $       158
                                                        ============ =============
    Long-term deferred tax liabilities                   $   (1,743)  $    (2,765)
                                                        ============ =============


     The Company and its subsidiaries file their federal tax returns on a consolidated basis. As of March 31, 1999, Sagelands Winery has a federal net operating loss carryforward of approximately $9.2 million that will expire through 2015. A valuation allowance has been established for a portion of the related deferred tax asset that management believes may not be realized due to annual limitations resulting from the ownership change in Sagelands Winery.


NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

     The consolidated statements of income include the following transactions with related parties (IN THOUSANDS):

                                                                                   Year ended March 31,
                                                                     ----------------------------------------
                                                                        2000         1999           1998
                                                                     ----------- -------------- -------------

 Convertible debenture interest expense - owners and directors        $       -   $        325   $       325
 Note payable interest - director                                             -              -            49
 Wine purchases from related parties                                      2,384          2,651         1,717
 Grape purchases from related parties                                     2,612          3,093         2,483
 Interest income on note recievable from joint venture partner                -             31            40
 Lease expense for land and facilities to joint venture partner              19             20            12
 Consulting fee to affiliate of an officer                                    -            270             -





     In addition to the above, during the year ended March 31, 2000, the Company received proceeds of $6.2 million in connection with the exercise of common stock warrants previously granted to two of its major stockholders (see Note
10), and $6.5 million related to the conversion of debentures, held by owners and directors, to the Company's common stock (see Note 8 and 10).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     As of March 31, 2000, future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under noncancelable operating leases with terms in excess of one year are as follows: 2001--$908,000, 2002--$870,000,
2003--$878,000, 2004--$870,000, 2005--$830,000, and thereafter--$8.5 million.

     Rent expense charged to operations was $1,072,000, $788,000 and $635,000 for the years ended March 31, 2000, 1999, and 1998 respectively.

     In 1991, the Company and Paragon entered into an agreement ("old agreement") to provide the Company with the option to convert the EVV Joint Venture ("Joint Venture") into a "permanent partnership" of unlimited duration. Under the old agreement, the Company had made payments totaling $1,070,000 to Paragon to have the right to extend the life of the Joint Venture. Under a new agreement, entered into on December 27, 1996 ("new agreement"), the Company agreed to further payments totaling $4,540,000. All required payments have all been made pursuant to the new agreement to date and as of March 31, 2000, $850,000 remains outstanding and is due December 2001. This final payment will guarantee the Company's 50% ownership throughout the remaining life of the Joint Venture. Also at December 2001 the Company will have the option to purchase 50% of the brand name, Edna Valley, for $200,000, which is currently licensed to the Joint Venture by Paragon. The payments made to extend the life of the Joint Venture and acquire ownership of the continuing Joint Venture have been recorded as goodwill and are being amortized over 40 years.

     The Company has contracted with various growers and certain wineries to supply a large portion of its future grape

NOTE 14 - COMMITMENTS AND CONTINGENCIES requirements and a smaller portion of its future bulk wine requirements. The Company estimates that it has contracted to purchase approximately 9,000 to 13,000 tons of grapes per year over the next ten years. While most of these contracts call for prices to be determined by market conditions, several long-term contracts provide for minimum grape or bulk wine prices.

NOTE 15 - QUARTERLY DATA (UNAUDITED)

     The Company's quarterly operating results for the fiscal year ended March 31, 2000, 1999 and 1998 are summarized below (IN THOUSANDS, EXCEPT PER SHARE
DATA):


                               Gross                                     EPS
  Quarter ended              revenues   Gross Profit   Net Income     (diluted)
--------------------      -----------   ------------   ----------    -----------
March 31, 2000             $  12,442     $    4,603     $      72     $   (0.04)
December 31, 1999             16,361          7,469         1,669          0.18
September 30, 1999            13,177          5,819         1,014          0.11
June 30, 1999                 10,828          5,031           926          0.10

March 31, 1999                11,024          5,095         3,587          0.40
December 31, 1998             12,573          5,607         1,352          0.16
September 30, 1998            11,361          4,831           977          0.11
June 30, 1998                  9,015          4,092           720          0.08

March 31, 1998                 8,936          4,137           535          0.06
December 31, 1997             11,178          4,878         1,404          0.17
September 30, 1997             9,250          3,783           804          0.10
June 30, 1997                  8,287          3,418           667          0.08



     EPS calculations for each of the quarters are based on the weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year EPS amount. EPS for the quarter ended March 31, 2000 was calculated using net income available to common stockholders which is net income reduced by the warrant related deemed dividend of $459,000 (see Note 10)

NOTE 16 - SUBSEQUENT EVENT

     On April 4, 2000, the Company purchased exclusive brand name rights and inventory of Jade Mountain Winery, a vineyard located in Napa county, California producing Rhone varietal wines. The acquisition price of $3.5 million, which was financed with the Company's available revolving credit facility, was allocated to an intangible asset in the amount of $2.9 million representing the brand name rights with the remaining $600,000 allocated to inventory based on estimated fair values. The brand name rights will be amortized over 20 years. In addition, the Company has entered into a long-term contract with the owner of Jade Mountain to purchase Syrah, Viognier, Grenache and Merlot grapes produced from a related vineyard.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Chalone Wine Group, Ltd.



     We have audited the accompanying consolidated balance sheets of The Chalone Wine Group, Ltd. and subsidiaries, as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Chalone Wine Group, Ltd. and subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/DELOITTE & TOUCHE LLP



San Francisco, California

May 26, 2000

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See Part I, Item 4 - Executive Officers of the Registrant. Additional information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     A(1). FINANCIAL STATEMENTS.

     The following financial  statements of the Company are included in PART II,
       ITEM 8:

                                                                          PAGE
                                                                          ----
     CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets..................................    21
           Consolidated Statements of Income............................    22
           Consolidated Statements of Shareholders' Equity..............    23
           Consolidated Statements of Cash Flows........................    24
           Notes to Consolidated Financial Statements...................    25

     INDEPENDENT AUDITORS' REPORT.......................................    36

     A(2). FINANCIAL STATEMENT SCHEDULES.

     Schedules are omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

     B. REPORTS ON FORM 8-K.

     The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Report:

     March 10, 2000--Reporting the issuance of 833,334 shares of the Company's common stock upon the exercise of warrants.

     February 8, 2000--Reporting the commitment entered into to acquire property in Rutherford, California.

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

 4.8           Voting Agreement, between Richard H. Graff, William L. Hamilton,
               John A. McQuown, W. Philip Woodward, DBR, Richard C. Hojel,
               and Summus Financial, Inc., dated March 29, 1993.                     (viii)
-------------

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



                                  EXHIBIT INDEX
                                  -------------

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

 10.7          Tenancy in Common Agreement, between the Company
               and Henry P. and Marina C. Wright, dated July 15, 1988.                  (v)

 10.8          Vineyard Lease, between the Company and Henry P. and
               Marina C. Wright, dated July 15, 1988.                                   (v)

 10.9          1988 Qualified Profit-Sharing Plan, approved May 21, 1988.              (vi)
---------------

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


                                  EXHIBIT INDEX
                                  -------------

 EXHIBIT
 NUMBER        EXHIBIT DESCRIPTION
 -------       -------------------

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

 10.20         Industrial Real Estate Lease, dated February 19, 1993.                  (vi)

 10.21         First Amendment to Credit Agreement between the Company
               and Wells Fargo Bank incorporated as Exhibit 10.19, dated
               March 18, 1993.                                                         (vi)

 10.22         First Amendment to Industrial Real Estate Lease incorporated as
               Exhibit 10.20, dated December 8, 1993.                                  (iv)

 10.23         Credit Agreement between the Company and Wells Fargo Bank,
               dated August 30, 1993.                                                 (vii)

 10.24         First Amendment to Credit Agreement between the Company and
               Wells Fargo Bank, attached as Exhibit 10.22, dated March 24, 1994.     (vii)
---------------

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




                                  EXHIBIT INDEX
                                  -------------

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

 10.34         Residential Lease between the Company and Richard H. Graff,             (iv)
               dated July 1, 1996.

 10.35         Consulting and Non-Competition Agreement between the Company            (iv)
               and Richard H. Graff, dated July 1, 1996.

 10.36         Credit   Agreement   between   the  Canoe  Ridge
               Vineyard,  LLC, (iv) and Wells Fargo Bank, dated
               August 15, 1996.

 10.37         Credit Agreement between the Company and Wells Fargo Bank,              (iv)
               dated September 25, 1996.

 10.38         Amendment To Joint Venture Agreement
               of Edna Valley Vineyard between Paragon Vineyard Co., Inc.,             (iv)
               and the Company, dated December 23, 1996.
---------------

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


                                  EXHIBIT INDEX
                                  -------------

 EXHIBIT
 NUMBER        EXHIBIT DESCRIPTION
 -------       -------------------

 10.39         Credit Agreement between the Company and Wells Fargo Bank,
               dated July 30, 1997.                                                (i)

 10.40         Credit Agreement between Edna Valley Vineyard and
               Wells Fargo Bank, dated July 30, 1997.                              (i)

 10.41         Credit Agreement between Canoe Ridge Vineyard, LLC,
               and Wells Fargo Bank, dated July 30, 1997.                          (i)

 10.42         First Amendment to Credit Agreement between the Company
               and Wells Fargo Bank incorporated as Exhibit 10.39, dated
               January 5, 1998.                                                    (i)

 10.43         Second Amendment to Credit Agreement between the Company
               and Wells Fargo Bank incorporated as Exhibit 10.39, dated
               June 9, 1998.                                                       (i)

 10.44         First Amendment to Credit Agreement between Edna Valley Vineyard and Wells Fargo Bank incorporated as Exhibit 10.40, dated June 9,
               1998.                                                               (i)

 10.45         First Amendment to Credit Agreement between Canoe Ridge
               Vineyard, LLC and Wells Fargo Bank incorporated as Exhibit 10.41,
               dated June 9, 1998.                                                 (i)

 10.46         Lease-Purchase Agreement between the Company and Frances
               Goodwin, Trustee of Lois Martinez Trust, dated December 30, 1999.   (ii)

 10.47         Credit Agreement by and between Cooperative Centrale Raiffeisen-
               Boerenleenbank B.A., "Rabobank Nederland," New York Branch
               and the Company, dated March 31, 1999.                              (ii)

 10.48         Term Loan Promissory Note between Cooperative Centrale
               Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York
               Branch and the Company, dated March 31, 1999.                       (ii)

 10.49         Revolving Loan Promissory Note between Cooperative Centrale
               Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York
               Branch and the Company, dated March 31, 1999.                       (ii)

 10.50         Purchase Agreement among Peter Ansdell, SHW Equity Co., and
               the Company, and SHW Equity Co., dated June 15, 1999.               (ii)

 23 Consent of Deloitte & Touche LLP to incorporation by reference, dated June 29, 2000.

 27            Financial Data Schedule

__________________

(i)  Incorporated by reference to Exhibit Nos. 10.39 through 10.45, respectively, to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

(ii) Incorporated by reference to Exhibit Nos. 10.46 through 10.50, respectively, to the Company's Annual Report on Form 10-K for the year ended March 31, 1999.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



           THE CHALONE WINE GROUP, LTD.



           By:/S/THOMAS B. SELFRIDGE
              -----------------------------------
              Thomas B. Selfridge
              Chief Executive Officer

           Dated:  June 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.







           By:/S/ THOMAS B. SELFRIDGE                              June 29, 2000
              -----------------------------------
              Thomas B. Selfridge
              Chief Executive Officer
              (Principal Executive Officer)



           By:/S/ W. PAUL OGORZELEC                                June 29, 2000
              -----------------------------------
              Paul Ogorzelec
              Chief Financial Officer
              (Principal Financial and Accounting
               Officer)



              /S/ THOMAS B. SELFRIDGE              Director        June 29, 2000
              -----------------------------------
              Thomas B. Selfridge





              /S/ W. PHILIP WOODWARD               Chairman        June 29, 2000
              -----------------------------------
              W. Philip Woodward




              /S/ CHRISTOPE SALIN                  Vice Chairman   June 29, 2000
              -----------------------------------
              Christophe Salin

              /S/ CRISTINA G. BANKS                Director        June 29, 2000
              -----------------------------------
              Cristina G. Banks




              /S/ WILLIAM G. MYERS                 Director        June 29, 2000
              -----------------------------------
              William G. Myers




              /S/ JAMES H. NIVEN                   Director        June 29, 2000
              -----------------------------------
              James H. Niven




              /S/ ERIC DE ROTHSCHILD               Director        June 29, 2000
              -----------------------------------
              Eric de Rothschild




              /S/ MARK HOJEL                       Director        June 29, 2000
              -----------------------------------
              Mark Hojel




              /S/ YVES-ANDRE ISTEL                 Director        June 29, 2000
              -----------------------------------
              Yves-Andre Istel




              /S/ PHILLIP M. PLANT                 Director        June 29, 2000
              -----------------------------------
              Phillip M. Plant



              /S/ C. RICHARD KRAMLICH              Director        June 29, 2000
              -----------------------------------
              C. Richard Kramlich