Form 10-Q
period 2000-06-30
CHALONE WINE GROUP LTD
filed 2000-08-14
CIK 742685

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                   Yes        X            No
                      -----------------     -----------------

The number of shares outstanding of Registrant's Common Stock on August 11, 2000 was 10,228,304.

================================================================================

                          THE CHALONE WINE GROUP, LTD.


                         PART I. - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                                PAGE

        Consolidated Balance Sheets as of June 30, 2000, and
        March 31, 2000.                                                       3

        Consolidated Statements of Income for the three-month
        periods ended June 30, 2000 and 1999.                                 4

        Consolidated Statements of Cash Flows for the three-month
        periods ended June 30, 2000 and 1999.                                 5

        Notes to Consolidated Financial Statements.                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   8

ITEM 3. DISCLOSURES ABOUT MARKET RISK                                        12

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     16


                          THE CHALONE WINE GROUP, LTD.


                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                  June 30,        March 31,
                                                                    2000             2000
                                                                 (unaudited)
                                                                 -----------      ---------

Current assets:
   Cash and equivalents                                          $    492          $      -
   Accounts receivable, less allowance for doubtful
      accounts of $150 and $129, respectively                       9,256             9,836
   Notes receivable-affiliate                                         168               119
   Income tax receivable                                              943             1,178
   Inventory                                                       49,991            51,826
   Prepaid expenses                                                   148               579
   Deferred income taxes                                              894               894
                                                                 --------          --------
      Total current assets                                         61,892            64,432
Investment in Chateau Duhart-Milon                                  8,749             9,146
Property, plant and equipment - net                                66,187            64,134
Goodwill and trademrks - net of accumulated
   amortization of $1,850 and $1,743, respectively                 10,013             7,220
Other assets                                                          476               733
                                                                 --------          --------
      Total assets                                               $147,317          $145,665
                                                                 ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                      $  5,028          $  5,650
   Revolving bank loan                                             29,274            27,017
   Current maturities of long-term borrowings                       2,266             1,784
                                                                 --------          --------
      Total current liabilities                                    36,568            34,451
Long-term borrowings, less current maturities                      30,188            31,041
Deferred income taxes                                               1,743             1,743
                                                                 --------       -----------
      Total liabilities                                            68,499            67,235

Minority interest                                                   4,614             4,758
Shareholders' equity:
   Common stock - authorized 15,000,000 shares no par value;
   issued and outstanding: 10,226,306 and 10,224,521 shares,
   respectively                                                    61,378            61,377
   Retained earnings                                               16,399            15,851
   Accumulated other comprehensive loss                            (3,573)           (3,556)
                                                                 --------          --------
      Total shareholders' equity                                   74,204            73,672
                                                                 --------          --------
      Total liabilities and shareholders' equity                 $147,317          $145,665
                                                                 ========          ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.


                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                       Three Months Ended
                                                            June 30,
                                                  ----------------------------
                                                      2000              1999
                                                  ------------ ---------------

Gross revenues                                      $ 14,518        $ 10,828
    Excise taxes                                        (388)           (259)
                                                    --------        --------
Net revenues                                          14,130          10,569
Cost of wines sold                                    (8,718)         (5,538)
                                                    --------        --------
    Gross profit                                       5,412           5,031
Revenues from other operations, net                       11              83
Selling, general and administrative expenses          (3,668)         (3,086)
                                                    --------        --------
    Operating income                                   1,755           2,028
Interest expense                                        (888)           (493)
Equity in Chateau Duhart-Milon                           318             337
Minority interests                                      (256)           (304)
                                                    --------        --------
    Income before income taxes                           929           1,568
Income taxes                                            (381)           (642)
                                                    --------        --------
    Net income                                      $    548        $    926
                                                    ========        ========

Net income per common share
    Earnings per share - basic                     $    0.05        $   0.10
    Earnings per share -diluted                    $    0.05        $   0.10

Weighted average number of shares outstanding:
    Basic                                             10,226           9,221
    Diluted                                           10,226           9,341



                   The accompanying notes are an integral part
                    of the consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                Three Months Ended June 30,
                                                                ---------------------------
                                                                 2000                 1999
                                                                ------               ------

Cash flows from operating activities:
   Net income                                                   $   548              $   926
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                 973                  674
      Equity in net income of Chateau Duhart-Milon                 (318)                (337)
      Increase in minority interest                                 256                  304
      Loss on sale of equipment                                       -                    4
      Changes in:
         Accounts and other receivables                             766                   (6)
         Inventory                                                2,435                 (925)
         Prepaid expenses and other assets                          689                 (171)
         Accounts payable and accrued liabilities                  (622)               2,812
                                                                -------              -------
      Net cash provided by operating activities                   4,727                3,281
                                                                -------              -------

Cash flows from investing activities:
   Capital expenditures                                          (2,910)              (2,069)
   Property and Business Acquisitions                            (3,509)              (6,127)
   Proceeds from disposal of property and equipment                   -                    5
   Distributions from Duhart-Milon                                  698                  738
                                                                -------              -------
      Net cash used in investing activities                      (5,721)              (7,453)
                                                                -------              -------

Cash flows from financing activities:
   Borrowings on revolving bank loan - net                        2,257                7,280
   Distributions to minority interests                             (400)                (300)
   Repayment of long-term debt                                     (371)              (2,337)
   Proceeds from issuance of common stock                             -                   22
                                                                -------              -------
      Net cash provided by financing activities                   1,486                4,665
                                                                -------              -------
Net increase in cash and equivalents                                492                  493
Cash and equivalents at beginning of period                           -                1,670
                                                                -------              -------
Cash and equivalents at end of period                           $   492              $ 2,163
                                                                =======              =======
Other cash flow information:
   Interest paid                                                $   655              $   776
   Income taxes paid                                                 81                1,109


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          THE CHALONE WINE GROUP, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principals generally accepted in the United States of America, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended March 31, 2000.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and related disclosures at the date of the financial statements. Actual results could differ from these estimates.


RECLASSIFICATIONS

     Certain prior-period amounts have been reclassified in order to conform with the current period presentation.

NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income includes foreign currency translation gains and losses. The following is a reconciliation of net income and comprehensive income (IN THOUSANDS):


                                              Three months ended
                                                   June 30,
                                             --------------------
                                               2000       1999
                                             --------    --------

      Net income                               $ 548      $ 926
      Foreign currency translation loss          (17)      (462)
                                             --------    --------
      Comprehensive income                     $ 531      $ 464
                                             ========    ========


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

                          THE CHALONE WINE GROUP, LTD.

The following is a reconciliation of share information used to compute basic EPS and diluted EPS:


                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                                 Diluted EPS
                                                                                 ------------
                                       Basic EPS                                    Income
                                      ------------      Effect of dilutive       available to
                                         Income             securities              common
                                      available to     ---------------------     shareholders
                                         common                      Stock       and assumed
                                      shareholders     Warrants     options       conversion
                                      ------------     --------     --------     ------------

Three months ended June 30, 2000:
   Income                               $   548          -             -            $   548
   Shares                                10,226          -             -             10,226
                                        -------                                     -------
   EPS                                  $  0.05                                     $  0.05
                                        =======                                     =======
Three months ended June 30, 1999:
   Income                               $   926          -             -            $   926
   Shares                                 9,221          120           -              9,341
                                        -------                                     -------
   EPS                                  $  0.10                                     $  0.10
                                        =======                                     =======


NOTE 5 - ACQUISITION OF  JADE MOUNTAIN BRAND NAME RIGHTS AND INVENTORY

     On April 4, 2000, the Company purchased exclusive brand name rights and inventory of Jade Mountain Winery, a vineyard located in Napa County, California producing Rhone varietal wines. The acquisition price of $3.5 million, which was financed with the Company's available revolving credit facility, was allocated to an intangible asset in the amount of $2.9 million representing the brand name rights with the remaining $600,000 allocated to inventory based on estimated fair values. The brand name rights will be amortized over 20 years. In addition, the Company has entered into a 10 year contract with the owner of Jade Mountain to purchase at market price Syrah, Viognier, Grenache and Merlot grapes produced from a related vineyard.

NOTE 6 - SUBSEQUENT EVENT

       On July 14, 2000, the Company sold the 10,000 square foot Hewitt House and four surrounding landscaped acres located in Napa Valley's Rutherford Bench area for $7,740,000 resulting in a gain of approximately $800,000. The property was originally acquired in the Company's fiscal year 2000 as part of its acquisition of the Hewitt Ranch.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in this Item 2., relating to projections or predictions about the Company's future investments in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced or purchased by the Company; (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages and (vii) the risks associated with the assimilation of acquisitions. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended March 31, 2000.


DESCRIPTION OF THE BUSINESS


     The Company produces, markets and sells super-premium, ultra-premium, and luxury-priced white and red varietal table wines, primarily Chardonnay, Pinot Noir, Cabernet Sauvignon, Merlot, Syrah and Sauvignon Blanc. The Company owns and operates wineries in various counties of California and Washington State. The Company's wines are made partially from grapes grown at the Carmenet Winery, Edna Valley Vineyard, Chalone Vineyard, Company-owned vineyards adjacent to the Acacia Winery in California and the Canoe Ridge Vineyard in Washington State, as well as from purchased grapes. The wines are primarily sold under the labels "Chalone Vineyard(R)," "Edna Valley Vineyard(R)," "Carmenet(R)," "Acacia(TM)," "Canoe Ridge Vineyard(R)," "Jade Mountain(R)," "Sagelands Winery(R)," and "Echelon(TM)".

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

                          THE CHALONE WINE GROUP, LTD.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - FIRST QUARTER OF FISCAL 2001 COMPARED TO FIRST QUARTER OF FISCAL 2000

The following table represents financial data as a percentage of net revenues for the indicated periods:


                                               Three months ended             Percent
                                                    June 30,                  Change
                                          -----------------------------    ---------------
                                              2000            1999          2000 vs 1999
                                          -------------    ------------    ---------------

 Net revenues                                100.0 %          100.0 %           33.7 %
 Cost of sales                               (61.7)%          (52.4)%           57.4 %
                                          -------------    ------------
    Gross profit                              38.3 %           47.6 %            7.6 %
 Other revenues from operations                0.1 %            0.8 %          (86.7)%
 Selling, general and admin. expenses        (26.0)%          (29.2)%           18.9 %
                                          -------------    ------------
    Operating income                          12.4 %           19.2 %          (13.5)%
 Interest Expense                             (6.3)%           (4.7)%           80.1 %
 Equity in Chateau Duhart-Milon                2.3 %            3.2 %           (5.6)%
 Minority interest                            (1.8)%           (2.9)%          (15.8)%
                                          -------------    ------------
    Income before income taxes                 6.6 %           14.8 %          (40.8)%
 Income taxes                                 (2.7)%           (6.1)%          (40.7)%
                                          -------------    ------------
    Net Income (loss)                          3.9 %            8.7 %          (40.8)%
                                          =============    ============


NET REVENUES

Net revenues increased by $3.6 million or 34% reflecting a 50% increase in case sales offset by lower average revenue-per-case due to changes in product mix.

COST OF WINES SOLD

Cost of wines sold increased by $3.1 million or 57%, reflecting increased sales volume and a shift in product mix sold to more wines with higher average costs per case as a percentage of selling price.

GROSS PROFIT

As a result of the above factors gross profit as a percentage of sales decreased from 47.6% to 38.3%.

REVENUE FROM OTHER OPERATIONS, NET

Revenue from other operations, net consists primarily of processing and other revenue obtained from other wineries, net of related expenses, and net profit from sales of bulk wine. This aspect of the Company's operation is not significant although the Company cannot predict the effect on future operating results, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year and quarter to quarter. Such revenues decreased $72,000 to $11,000, which was entirely attributable to less custom-bottling activities.

                          THE CHALONE WINE GROUP, LTD.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $582,000 or 19% primarily as a result of (i) increased selling efforts normally associated with increased sales volumes (ii) launching of the new Sagelands brand name and (iii) other new promotional efforts.

OPERATING INCOME

Operating income decreased $273,000 or 13%, primarily due to the increases in selling, general and administrative expenses as discussed above partially offset by increased gross profit.

INTEREST EXPENSE

Interest expense increased $395,000 primarily due to higher average outstanding borrowings which are a result of (i) the Sagelands Winery acquisition which occurred in June, 1999; (ii) the acquisition of the Hewitt Ranch and Suscol Ranch properties that occurred during the fourth quarter of the 2000 fiscal year; (iii) the Jade Mountain brand-name acquisition that occurred in April, 2000 and (iv) continuing capital expenditures related to winery-expansion over the past two years.

EQUITY IN NET INCOME OF DUHART-MILON

The Company's 23.5% equity interest in the net income of Chateau Duhart-Milon ("Duhart-Milon") for the three months ended June 30, 2000 and June 30, 1999, was $318,000 and $337,000, respectively. These results are primarily driven by sales of the 1997 vintage of Duhart-Milon, which are consistent with sales of the 1996 vintage reflected in the prior-year results.

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

Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company records the gain or loss for currency translation in other comprehensive income or loss, which is part of shareholders' equity.

MINORITY INTEREST

The financial statements of Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") are consolidated with the Company's financial statements. The interest in the equity and net income of EVV and CRV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV and CRV for the three months ended June 30, 2000 and 1999 consisted of the following (IN THOUSANDS):


                                                                          Three months ended
                                                                                 June 30,
                                                             Minority     ------------------
Venture                       Minority Owner                 Percent       2000       1999
------------                  ------------------             --------     ------     ------

Edna Valley Vineyard          Paragon Vineyard Co., Inc.     50.00%       $ 215      $ 205
Canoe Ridge Vineyard, LLC     Various                        49.50%          41         99
                                                                          ------     ------
                                                                          $ 256      $ 304
                                                                          ======     ======


The minority interest in the net income of EVV and CRV decreased $48,000 or (16%) during the three months ended June 30, 2000 when compared to the same period last year as a result of decreased sales volumes.

                          THE CHALONE WINE GORUP, LTD.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET  INCOME

Net income decreased $378,000, a decrease of 41% primarily as a result of higher interest expense and selling, general and administrative expenses, which were partially offset by higher gross profits.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $4.7 million to $25.3 million for the three months ended June 30, 2000 from $30.0 million at March 31, 2000, primarily due to increased borrowing under the Company's revolving bank loan agreement and lower inventories resulting from first quarter sales. The Company's cash balance increased to $.4 million since March 31, 2000 as cash from operations and borrowings exceeded cash needed for capital expenditures and investment in vineyards.

The Company has historically financed its growth through borrowings and cash flow from operations. During the three months ended June 30, 2000, the Company used these sources of financing to fund a $2.9 million increase in property, plant and equipment and a $3.5 million acquisition of Jade Mountain's brand name rights and inventory.

On March 31, 1999, the Company entered into a credit agreement with Cooperative Centrale Raiffeisen-Borenleenbank B.A., "Rabobank Nederland," New York branch ("Rabobank"). The Rabobank credit facility provides for a total of $70 million of unsecured financing, consisting of a seven-year, $30 million term loan and a two-year, $40 million revolving loan facility. The Company is currently negotiating a private placement of debt which would restructure a portion of its Rabobank debt.

The Company is not aware of any potential impairments to its liquidity and believes its capital resources are adequate to meet current and historic levels of capital expenditures and its liquidity needs for at least the next twelve months.

                          THE CHALONE WINE GROUP, LTD.


ITEM 3.  DISCLOSURES ABOUT MARKET RISK


     You should read the following disclosures in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which have been drafted in compliance with regulations of the SEC concerning the use of "Plain English." These disclosures are intended to discuss certain material risks of the Company's business as they appear to management at this time. However, this list is not exhaustive. Other risks may, and likely will, arise from time to time.

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

     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the three months ended June 30, 2000, approximately 71% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.

     Approximately 89% of our consolidated net revenues in the three months ended June 30, 2000 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 47%, 13%, 15% and 14% of our net revenues, respectively.

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

     Grape growing requires adequate water supplies. We generally supply our vineyards' water needs through wells and reservoirs located on our properties. We believe that we either have, or we are currently planning to insure, adequate water supplies to meet the needs of all of our vineyards. However, a substantial reduction in water supplies could result in material losses of grape crops and vines.

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

                          THE CHALONE WINE GROUP, LTD.

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 4% and 39%, respectively, of our net revenues during the three months ended June 30, 2000. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a single broker in order to sell our wines within California. Such sales represent 33% of our net revenues during the three month period ended June 30, 2000. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

                          THE CHALONE WINE GROUP, LTD.

     THE LOSS OF KEY EMPLOYEES WOULD DAMAGE OUR REPUTATION AND BUSINESS

     Our success depends to some degree upon the continued services of a number of key employees. Although some key employees are under employment contracts with us for specific terms, the loss of the services of one or more of our key employees could harm our business and our reputation, particularly if one or more of our key employees resigns to join a competitor or to form a competing company. In such an event, despite provisions in our employment contracts, which are designed to prevent the unauthorized disclosure or use of our trade secrets, practices or procedures by such personnel under these circumstances, the Company cannot be certain that it would be able to enforce these provisions or prevent such disclosures.

     SHIFTS IN FOREIGN EXCHANGE RATES OR THE IMPOSITION OF ADVERSE TRADE REGULA-TIONS COULD HARM OUR BUSINESS

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 6% of total consolidated revenue for the three months ended June 30, 2000 and the volume of international transactions is increasing and may increase these risks in the future.

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


Dated: August 14, 2000             THE CHALONE WINE GROUP, LTD.
----------------------             ----------------------------
                                                      (Registrant)


                                      /s/ THOMAS B. SELFRIDGE
                                   --------------------------------------------
                                   Thomas B. Selfridge
                                   President and Chief Executive Officer




Dated: August 14, 2000                /s/ PAUL R. OGORZELEC
----------------------             --------------------------------------------
                                   Paul R. Ogorzelec
                                   Principal Financial and Accounting Officer