Form 10-Q
period 2000-09-30
CHALONE WINE GROUP LTD
filed 2000-11-14
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes  |X|     No
                                              _____       _____

The number of shares outstanding of Registrant's Common Stock on November 8, 2000 was 10,240,345.



                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS                                                                                 PAGE

              Consolidated Balance Sheets as of September 30, 2000, and March 31, 2000.                             3

              Consolidated Statements of Income for the three-month and six-month periods ended
              September 30, 2000 and 1999.                                                                          4

              Consolidated Statements of Cash Flows for the three month and six-month periods ended
              September 30, 2000 and 1999.                                                                          5

              Notes to Consolidated Financial Statements.                                                           6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

     ITEM 3. DISCLOSURES ABOUT MARKET RISK                                                                          11

                          PART II. - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                       15



                          The Chalone Wine Group, Ltd.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                               ASSETS

                                                                        September 30,         March 31,
                                                                            2000                2000
                                                                     ------------------- -------------------
 Current assets:
      Cash and equivalents                                                         $ 40                 $ -
      Accounts receivable, less allowance for doubtful
          accounts of $162 and $129, respectively                                10,256               9,836
      Notes receivable - affiliate                                                  568                 119
      Income tax receivable                                                         847               1,178
      Inventory                                                                  49,065              51,826
      Prepaid expenses                                                              201                 579
      Deferred income taxes                                                         894                 894
                                                                     ------------------- -------------------
          Total current assets                                                   61,871              64,432
 Investment in Chateau Duhart-Milon                                               8,312               9,146
 Property, plant and equipment - net                                             63,367              64,134
 Goodwill and trademarks - net of accumulated
     amortization of $1,956 and $1,743, respectively                              9,906               7,220
 Other assets                                                                       600                 733
                                                                     ------------------- -------------------
               Total assets                                                   $ 144,056           $ 145,665
                                                                     =================== ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Accounts payable and accrued liabilities                                  $ 5,723             $ 5,650
      Revolving bank loan                                                         5,910              27,017
      Current maturities of long-term borrowings                                  1,548               1,784
                                                                     ------------------- -------------------
          Total current liabilities                                              13,181              34,451
 Long-term borrowings, less current maturities                                   51,016              31,041
 Deferred income taxes                                                            1,743               1,743
               Total liabilities                                                 65,940              67,235
                                                                     ------------------- -------------------
 Minority interest                                                                4,460               4,758
 Shareholders' equity:
      Common stock - authorized 15,000,000 shares no par value;
     issued and outstanding: 10,240,345 and 10,224,521 shares,                   61,376              61,377
     respectively
     Retained earnings                                                           16,639              15,851
     Cumulative foreign currency translation adjustment                          (4,359)             (3,556)
                                                                     ------------------- -------------------
               Total shareholders' equity                                        73,656              73,672
                                                                     ------------------- -------------------
               Total liabilities and shareholders' equity                     $ 144,056           $ 145,665
                                                                     =================== ===================






                   The accompanying notes are an integral part
                    of the consolidated financial statements



                          The Chalone Wine Group, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE DATA)




                                                         Three Months Ended                             Six Months Ended
                                                           September 30,                                  September 30,
                                                     -------------------------------            -------------------------------
                                                         2000              1999                     2000              1999
                                                     ------------      -------------            ------------       ------------
 Gross revenues                                         $ 14,211           $ 13,177                $ 28,729           $ 24,005
               Excise taxes                                 (374)              (330)                   (762)              (589)
                                                     ------------      -------------            ------------       ------------
 Net revenues                                             13,837             12,847                  27,967             23,416
 Cost of wines sold                                       (9,522)            (7,028)                (18,240)           (12,566)
                                                     ------------      -------------            ------------       ------------
               Gross profit                                4,315              5,819                   9,727             10,850
 Revenues from other operations, net                          27                 13                      38                 53
 Selling, general and administrative expenses             (4,094)            (3,381)                 (7,762)            (6,424)
                                                     ------------      -------------            ------------       ------------
               Operating income                              248              2,451                   2,003              4,479
 Interest expense                                         (1,059)              (599)                 (1,947)            (1,092)
 Equity in Chateau Duhart-Milon                              215                193                     533                530
 Other Income                                                848                                        848
 Minority interests                                          154               (325)                   (102)              (629)
                                                     ------------      -------------            ------------       ------------
               Income before income taxes                    406              1,720                   1,335              3,288
 Income taxes                                               (166)              (706)                   (547)            (1,348)
                                                     ------------      -------------            ------------       ------------
               Net income                               $    240           $  1,014                $    788           $  1,940
                                                     ============      =============            ============       ============

 Net income per common share
               Earnings per share - basic                 $ 0.02             $ 0.11                  $ 0.08             $ 0.21
               Earnings per share - diluted               $ 0.02             $ 0.11                  $ 0.08             $ 0.21
 Weighted average number of shares outstanding:
               Basic                                       9,365             10,229                   9,293             10,233
               Diluted                                     9,501             10,229                   9,421             10,233




                   The accompanying notes are an integral part
                    of the consolidated financial statements


                          The Chalone Wine Group, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                       Three months ended          Six months ended
                                                                          September 30,              September 30,
                                                                   --------------------------    ----------------------
                                                                      2000          1999             2000        1999
                                                                   -----------  -------------    ----------------------
 Cash flows from operating activities:
    Net income                                                        $   240         $1,014       $   788      $1,940
    Adjustments to reconcile net income to net cash provided
       by operating activities:
      Depreciation and amortization                                       976            665         1,959       1,339
      Equity in net income of Chateau Duhart-Milon                       (215)          (193)         (533)       (530)
      Increase (Decrease) in minority interest                           (154)           325           102         629
      Loss(Gain) on sale of property and equipment                       (837)            (5)         (837)         (1)
      Changes in:
       Accounts and other receivable                                   (1,306)        (1,923)         (540)     (1,929)
       Inventory                                                          926           (462)        3,361      (1,387)
       Prepaid expenses and other assets                                 (311)            61           511        (110)
       Accounts payable and accrued liabilities                           695            (25)           73       2,787
                                                                   -----------  -------------    ---------- -----------
      Net cash provided by operating activities                            14           (543)        4,884       2,738
                                                                   -----------  -------------    ---------- -----------
 Cash flows from investing activities:
    Capital expenditures                                               (4,631)        (3,565)       (7,541)     (5,634)
    Property and business acquisitions                                      -              -        (3,518)     (6,127)
    Proceeds from disposal of property and equipment (net)              7,419             60         7,419          65
    Distributions from Duhart-Milon                                         -              -           564         738
                                                                   -----------  -------------    ---------- -----------
      Net cash used in investing activities                             2,788         (3,505)       (3,076)    (10,958)
                                                                   -----------  -------------    ---------- -----------
 Cash flows from financing activities:
    Borrowings on revolving bank loan - net                           (23,364)         1,942       (21,107)      9,222
    Distributions to minority interests                                     -              -          (400)       (300)
    Proceeds from private placement financing                          30,000              -        30,000           -
    Repayment of long-term debt                                        (9,890)           (23)      (10,261)     (2,360)
    Proceeds from issuance of common stock                                  -            (24)            -          (2)
                                                                   -----------  -------------    ---------- -----------
      Net cash provided by financing activities                        (3,254)         1,895        (1,768)      6,560
                                                                   -----------  -------------    ---------- -----------
 Net increase (decrease) in cash and equivalents                         (452)        (2,153)           40      (1,660)
 Cash and equivalents at beginning of period                              492          2,163             -       1,670
                                                                   -----------  -------------    ---------- -----------
 Cash and equivalents at end of period                                $    40         $   10       $    40      $   10
                                                                   ===========  =============    ========== ===========

 Other cash flow information:
    Interest paid                                                     $   695         $  481       $ 1,867      $1,223
    Income taxes paid                                                      58             57           139       1,627





                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          The Chalone Wine Group, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principals generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended March 31, 2000.


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

NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income (loss) includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon. The following is a reconciliation of net income and comprehensive income (loss) (IN THOUSANDS):


                                                 Three months ended      Six months ended
                                                    September 30,          September 30,
                                                ---------------------- ----------------------
                                                     2000       1999         2000       1999
                                                ----------- ---------- ----------- ----------
 Net income                                          $ 240     $1,014       $ 788     $1,940
 Foreign currency translation gain (loss)             (786)       300        (803)      (162)
                                                ----------- ---------- ----------- ----------
 Comprehensive income                               $ (546)    $1,314       $ (15)    $1,778
                                                =========== ========== =========== ==========



NOTE 4 - EARNINGS PER SHARE


Basic EPS represents the income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents the income available to common shareholders divided by the weighted average of common shares outstanding while also giving effect to the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the effect of options and warrants was insignificant causing basic and diluted earnings per share to be the same. This effect is calculated using the treasury stock method.

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

NOTE 6 - BORROWING ARRANGEMENTS

     On September 15, 2000 the Company refinanced certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "Notes"). Proceeds from the Notes were used to repay $20 million of the Company's Revolving Bank Loan and $10 million of a pre-existing $30 million Bank Term Loan. Interest on the Notes is payable quarterly at rates ranging from 8.75% to 8.90% and principal repayments are scheduled beginning September 15, 2004 through maturity on September 15, 2010. The Notes have restrictive covenants that include requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments, and payment of dividends. In connection with this refinancing, available borrowings under the Company's Revolving Bank Loan were reduced from $40 million to $25 million, of which the Company had borrowed $5.9 million as of September 30, 2000.

NOTE 7 - OTHER INCOME

         On July 14, 2000, the Company sold the 10,000 square foot Hewitt House and four surrounding landscaped acres located in Napa Valley's Rutherford Bench area for $7,740,000 resulting in a gain of $837,000 included in Other Income. The property was originally acquired in the Company's fiscal year 2000 as part of its acquisition of the Hewitt Ranch.

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

                          The Chalone Wine Group, LTD.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DESCRIPTION OF THE BUSINESS


     The Company produces, markets and sells super premium, ultra premium, and luxury-priced white and red varietal table wines, primarily Chardonnay, Pinot Noir, Cabernet Sauvignon, Merlot, Syrah and Sauvignon Blanc. The Company owns and operates wineries in various counties of California and Washington State. The Company's wines are made partially from grapes grown at the Carmenet Winery, Edna Valley Vineyard, Chalone Vineyard, Company-owned vineyards adjacent to the Acacia(TM) Winery in California and the Canoe Ridge Vineyard in Washington State, as well as from purchased grapes. The wines are primarily sold under the labels "Chalone Vineyard(R)," "Edna Valley Vineyard(R)," "Carmenet(R)," "Acacia(TM)," "Canoe Ridge Vineyard(R)," "Jade Mountain(R)," "Sagelands Vineyards(R)," and "Echelon Vineyards(TM)".
     In France, the Company owns a minority interest in fourth-growth Bordeaux estate Chateau Duhart-Milon ("Duhart-Milon") in partnership with Les Domaines Barons de Rothschild (Lafite) ("DBR"). The vineyards of Duhart-Milon are located adjacent to the world-renowned Chateau Lafite-Rothchild in the town of Pauillac.

RESULTS OF OPERATIONS - SECOND QUARTER OF FISCAL 2001 COMPARED TO SECOND QUARTER OF FISCAL 2000



                                            Three months ended        Percent                Six months ended          Percent
                                              September 30,            Change                  September 30,            Change
                                        ----------------------------------------         --------------------------   -----------
                                            2000          1999        00 vs 99              2000          1999         00 vs 99
                                        -------------  ------------  -----------         ------------  ------------   -----------
 Net revenues                                100.0 %       100.0 %        7.7 %              100.0 %       100.0 %        19.4 %
 Cost of sales                               (68.8)%       (54.7)%       35.5 %              (65.2)%       (55.2)%        45.2 %
                                        -------------  ------------                      --------------------------
    Gross profit                              31.2 %        45.3 %      (25.8)%               34.8 %        44.8 %       (10.4)%
 Other revenues from operations                0.2 %         0.1 %          -                  0.1 %        (0.1)%           -
 Selling, general and admin. expenses        (29.6)%       (26.3)%       21.1 %              (27.8)%       (25.8)%        20.8 %
                                        -------------  ------------                      --------------------------
    Operating income                           1.8 %        19.1 %      (89.9)%                7.1 %        18.9 %       (55.3)%
 Interest Expense                             (7.7)%        (4.7)%       76.8 %               (7.0)%        (4.2)%        78.3 %
 Equity in Chateau Duhart-Milon                1.6 %         1.5 %       11.4 %                1.9 %         2.7 %         0.6 %
 Other Income                                  6.1 %         0.0 %          -                  3.0 %         0.0%            -
 Minority interest                             1.1 %        (2.5)%     (147.4)%               (0.4)%        (2.9)%       (83.8)%
                                        -------------  ------------                      --------------------------
    Income before income taxes                 2.9 %        13.4 %      (76.4)%                4.6 %        14.5 %       (59.4)%
 Income taxes                                 (1.2)%        (5.5)%      (76.5)%               (2.0)%        (5.9)%       (59.4)%
                                        -------------  ------------                      --------------------------
     Net Income (loss)                         1.7 %         7.9 %      (76.3)%                2.6 %         8.6 %       (59.4)%
                                        =============  ============                      ==========================


NET REVENUES

Net revenues for the three-month and six-month periods ended September 30, 2000 increased approximately 8% and 19%, respectively, over the comparable periods in the prior year. These increases were due almost equally to increases in the average revenue-per-case due to selected price increases and changes in product mix, and increased sales volume.

GROSS PROFIT

Gross profit for the three and six months ended September 30, 2000, decreased by approximately 26% and 10% respectively, over the comparable periods in the prior year. For the quarters ended September 30, gross margin percentage decreased from 45.3% in 1999 to 31.2% in 2000, while the gross margin percentage decreased from 44.8% to 34.8%, respectively, for the six months ended September 30, 1999 and 2000. These gross margin decreases were primarily the direct result of higher grape and bulk wine costs associated with 1998 and 1999 vintage wines.

                          The Chalone Wine Group, LTD.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The per acre grape yields for the 1998 and 1999 harvests from our own vineyards were below normal levels, resulting in higher per unit wine costs. Growing costs are relatively constant whether yields are high or low which causes per unit costs in low yield years to be higher than normal. In addition in low yield years, we buy more grapes from outside producers, which also increases our unit costs. Usually, low yields are experienced region-wide causing other wine producers to buy grapes on the open market, which drives grape costs up. If adequate grapes cannot be purchased then additional bulk wine must be purchased from other wineries. Purchases of bulk wine are significantly more expensive than wine produced in the Company's facilities.

Wines are inventoried from six months to two years. As such the higher cost wines from the 1998 and 1999 vintages were carried in inventory and did not affect profit until they were sold. Some of the 1998 vintage was sold in the last fiscal year, but most of last year's sales consisted mainly of lower cost prior vintages. In fiscal year 2001 almost all wines sold have come from the high cost 1998 and 1999 vintages, which has reduced the Company's margins. The harvest for the 2000 vintage has been picked and is back to normal levels, which will cause future per unit wine costs to return to normal levels and provide the opportunity for margins to improve.

In the quarter ended September 30, 2000, the pre-tax profit of $0.4 million would have been a pre-tax loss of $0.4 million except for the one time $0.8 million profit on the sale of the Hewitt house.

REVENUES FROM OTHER OPERATIONS

Revenues from other operations usually consist of processing and other revenue from third-party wineries and net profit from sales of bulk wine. The Company cannot predict the effect on future operating results, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months and six months ended September 30, 2000, increased approximately $713,000 or 21%, and $1,338,000 or 21%, respectively, over the comparable periods in the prior year. These changes are primarily a result of (i) increased selling efforts (ii) launching of the new Sagelands brand name and (iii) other new promotional efforts.

OPERATING INCOME

Operating income for the three months and six months ended September 30, 2000, decreased $2.2 million or 90% and $2.5 million or 55%, due to the decreases in gross profits and the related increases in selling, general and administrative expenses as discussed above.

INTEREST EXPENSE

Interest expense increased $460,000 and $855,000 for the three months and six months ended September 30, 2000, primarily due to higher average outstanding borrowings which are a result of (i) the Sagelands Winery acquisition which occurred during the quarter ended June 30, 1999; (ii) the acquisition of the Hewitt Ranch and Suscol Ranch properties that occurred during the fourth quarter of fiscal year 2000; (iii) the Jade Mountain brand-name acquisition that occurred in April, 2000 and (iv) continuing capital expenditures, related to winery-expansion over the past two years.

                          The Chalone Wine Group, LTD.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EQUITY IN NET INCOME OF DUHART-MILON

The Company's 23.5% equity interest in the net income of Chateau Duhart-Milon ("Duhart-Milon") for the three months and six months ended September 30, 2000, are $215,000 and $533,000 respectively. These results are primarily driven by sales of the 1997 vintage of Duhart-Milon, which are consistent with sales of the 1996 vintage reflected in the prior-year results.

The Company monitors its investment in Duhart-Milon primarily through its on-going communication with Domaines Barons de Rothschild (DBR). Such communication is facilitated by the presence of the Company's chairman on DBR's Board of Directors, and DBR's representation on the Company's Board of Directors. Additionally, various key employees of the Company make periodic visits to Duhart-Milon's offices and production facilities.

Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company records the gain or loss for currency translation in other comprehensive income or loss, which is part of shareholders equity.

OTHER INCOME

On July 14, 2000, the Company sold the 10,000 square foot Hewitt House and four surrounding landscaped acres located in Napa Valley's Rutherford Bench area for $7,740,000 and realized a $837,000 gain, which has been included in other income. The property was originally acquired in the Company's fiscal year 2000 as part of its acquisition of the Hewitt Ranch.

MINORITY INTEREST

The financial statements of Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") are consolidated with the Company's financial statements. The interest in the equity and net income of EVV and CRV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV and CRV for the three months and six months ended September 30, 2000 and 1999 consisted of the following (IN THOUSANDS):


                                                                            Three months ended           Six months ended
                                                                               September 30,               September 30,
                                                             Minority   --------------------------- ---------------------------
Venture                         Minority Owner                Percent      2000           1999          2000           1999
------------                    ------------------           ---------- ------------  ------------- ------------  -------------
Edna Valley Vineyard            Paragon Vineyard Co., Inc.      50.00%       $ (183)         $ 257         $ 32          $ 462
Canoe Ridge Vineyard, LLC       Various                         49.50%           29             68           70            167
                                                                        ------------  ------------- ------------  -------------
                                                                             $ (154)         $ 325        $ 102          $ 629
                                                                        ============  ============= ============  =============



The decrease in minority interest of $480,000 or 147% and $528,000 or 84% for each of the periods ended September 30, 2000, when compared to the same periods last year, are attributable to increased grape and other production costs.

NET  INCOME

Net income for the three months and six months ended September 30, 2000, was $240,000 and $788,000 respectively, reflecting decreases of 76% and 59% over the comparable periods in the prior year. These decreases are primarily due to decreased gross profits and higher selling, general and administrative expenses and financing costs partially offset by the sale of the Hewitt House.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased approximately $20 million during the six months ended September 30, 2000 primarily as a result of the Company's refinancing of certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "Notes") which are scheduled for repayment through September 2010. The Company used the proceeds from the Notes to repay $20 million of Revolving Bank Loan borrowings and $10 million of a pre-existing $30 million Bank Term Loan. In connection with this refinancing, available borrowings under the Revolving Bank Loan were reduced from $40 million to $25 million, of which the Company had borrowed $5.9 million as of September 30, 2000.

Selling the Hewitt house contributed over $7 million to working capital.

                          The Chalone Wine Group, LTD.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has historically financed its growth through increased borrowings and cash flow from operations. During the six months ended September 30, 2000, the Company's primary uses of its capital has been to purchase the Jade Mountain Brand name and continued capital projects at all facilities.

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

     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the six months ended September 30, 2000, approximately 71% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.

     Approximately 89% of our consolidated net revenues in the six months ended September 30, 2000 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 51%, 9%, 14% and 15% of our net revenues, respectively.

                          The Chalone Wine Group, LTD.


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

     Weather fluctuations in both rain levels and seasonal temperatures can inpact the quality and quantity of grapes available and can result in lower production volumes and higher costs.


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

                          The Chalone Wine Group, LTD.


     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 4% and 38%, respectively, of our net revenues during the six months ended September 30, 2000. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a single broker in order to sell our wines within California. Such sales represent 34% of our net revenues during the six month period ended September 30, 2000. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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



     SHIFTS IN FOREIGN EXCHANGE RATES OR THE IMPOSITION OF ADVERSE TRADE REGULATIONS COULD HARM OUR BUSINESS

     We conduct some of our import and export activity for wine and packaging supplies in foreign currencies. We purchase foreign currency on the spot market on an as-needed basis and engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on our operating results.
     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 5% of total consolidated revenue for the six months ended September 30, 2000 and the volume of international transactions is increasing and may increase these risks in the future.




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


     We have relied on debt financing to purchase Hewitt Ranch, Suscol Ranch, Staton Hills Winery, the Jade Mountain brand and other vineyard land and related assets. Consequently our debt-to-equity ratio is high in relation to our historical standards. The interest costs associated with this debt will increase our operating expenses and the risk of negative cash flow.

                          The Chalone Wine Group, LTD.


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

DATED: NOVEMBER 14, 2000       THE CHALONE WINE GROUP, LTD.
------------------------       ----------------------------
                                       (Registrant)


                                  /S/ THOMAS B. SELFRIDGE
                               ----------------------------------------
                               Thomas B. Selfridge
                               President and Chief Executive Officer




DATED: NOVEMBER 14, 2000          /S/ THOMAS B. SELFRIDGE
------------------------       ----------------------------------------
                               Thomas B. Selfridge
                               Acting Principal Financial and Accounting Officer