Form 10-Q
period 2000-12-31
CHALONE WINE GROUP LTD
filed 2001-02-14
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    (MARK ONE)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                 Yes |X|     No
                                     ---        ---


The number of shares outstanding of Registrant's Common Stock on January 30, 2001 was 10,247,241.

                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION


                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS

     Unaudited Consolidated Balance Sheets as of  December 31, 2000,
     and March 31, 2000.                                                      3

     Unaudited  Consolidated  Statements of Income for the  three-month
     and nine-month periods ended December 31, 2000 and 1999.                 4

     Unaudited Consolidated Statements of Cash Flows for the
     three-month and nine-month periods ended December 31, 2000 and 1999.     5

     Notes to Consolidated Financial Statements.                              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                             8

ITEM 3. DISCLOSURES ABOUT MARKET RISK                                        12

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     16



                          The Chalone Wine Group, Ltd.

                           CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                               ASSETS

                                                                        December 31,             March 31,
                                                                            2000                   2000
                                                                     ------------------          ---------

Current assets
     Accounts receivable, less allowance for doubtful
         accounts of $376 and $129, respectively                             $  12,339           $   9,836
     Notes receivable - affiliate                                                  145                 119
     Income tax receivable                                                         383               1,178
     Inventory                                                                  64,202              51,826
     Prepaid expenses                                                              285                 579
     Deferred income taxes                                                         894                 894
                                                                             ---------           ---------
         Total current assets                                                   78,248              64,432
Investment in Chateau Duhart-Milon                                               9,127               9,146
Property, plant and equipment - net                                             63,261              64,134
Goodwill and trademarks - net of accumulated
    amortization of $2,063 and $1,743, respectively                              9,799               7,220
Other assets                                                                       746                 733
                                                                             ---------           ---------
         Total assets                                                        $ 161,181           $ 145,665
                                                                             =========           =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities                                $  14,433           $   5,650
     Revolving bank loan                                                        12,960              27,017
     Current maturities of long-term borrowings                                  2,050               1,784
                                                                             ---------           ---------
         Total current liabilities                                              29,443              34,451
Long-term borrowings, less current maturities                                   50,503              31,041
Deferred income taxes                                                            1,743               1,743
                                                                             ---------           ---------
         Total liabilities                                                      81,689              67,235
                                                                             ---------           ---------
Minority interest                                                                4,373               4,758
Shareholders' equity
     Common stock - authorized 15,000,000 shares no par value;
         issued and outstanding: 10,247,241 and 10,224,521 shares,              61,423              61,377
         respectively
     Retained earnings                                                          17,428              15,851
     Cumulative foreign currency translation adjustment                         (3,732)             (3,556)
                                                                             ---------           ---------
         Total shareholders' equity                                             75,119              73,672
                                                                             ---------           ---------
         Total liabilities and shareholders' equity                          $ 161,181           $ 145,665
                                                                             =========           =========

 The accompanying notes are an integral part of the consolidated financial statements





                          The Chalone Wine Group, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                            Three Months Ended                          Nine Months Ended
                                                               December 31,                               December 31,
                                                        ---------------------------                ---------------------------
                                                          2000               1999                    2000               1999
                                                        --------           --------                --------           --------

Gross revenues                                          $ 18,828           $ 16,361                $ 47,557           $ 40,366
    Excise taxes                                            (490)              (424)                 (1,252)            (1,013)
                                                        --------           --------                --------           --------
Net revenues                                              18,338             15,937                  46,305             39,353
Cost of wines sold                                       (11,885)            (8,468)                (30,125)           (21,034)
                                                        --------           --------                --------           --------
    Gross profit                                           6,453              7,469                  16,180             18,319
Revenues from other operations, net                          122                  9                     160                 62
Selling, general and administrative expenses              (4,285)            (3,826)                (12,047)           (10,271)
                                                        --------           --------                --------           --------
    Operating income                                       2,290              3,652                   4,293              8,110
Interest expense                                            (940)              (674)                 (2,887)            (1,766)
Equity in net income of Chateau Duhart-Milon                 181                168                     714                698
Minority interests                                          (213)              (338)                   (315)              (967)
Other Income                                                  20                 20                     868                 41
                                                        --------           --------                --------           --------
    Income before income taxes                             1,338              2,828                   2,673              6,116
Income taxes                                                (549)            (1,159)                 (1,096)            (2,507)
                                                        --------           --------                --------           --------
    Net income                                          $    789           $  1,669                $  1,577           $  3,609
                                                        ========           ========                ========           ========

Net income per common share
    Basic                                               $   0.08           $   0.18                  $ 0.15             $ 0.39
    Diluted                                             $   0.08           $   0.18                  $ 0.15             $ 0.38

Weighted average number of shares outstanding:
    Basic                                                 10,244              9,366                  10,234              9,332
    Diluted                                               10,244              9,511                  10,234              9,451


 The accompanying notes are an integral part of the consolidated financial statements




                          The Chalone Wine Group, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                       Three months ended           Nine months ended
                                                                          December 31,                December 31,
                                                                     -----------------------       -------------------
                                                                       2000           1999           2000        1999
                                                                     --------        -------       --------    -------

Cash flows from operating activities:
   Net income                                                        $    789        $ 1,669       $  1,577    $ 3,609
   Adjustments to reconcile net income to net cash provided
      by operating activities:
   Depreciation and amortization                                        3,414          2,621          5,318      3,960
   Equity in net income of Chateau Duhart-Milon                          (181)           569           (714)        39
   Increase (Decrease) in minority interest                               213            339            315        968
   Loss(Gain) on sale of assets                                            34            (11)          (803)       (12)
   Changes in:
      Deferred Income Taxes                                                 -           (398)             -       (398)
      Accounts and other receivables                                   (1,196)          (401)        (1,734)    (2,330)
      Inventory                                                       (15,137)        (7,712)       (11,776)    (9,099)
      Prepaid expenses and other assets                                  (230)        (1,315)           281     (1,425)
      Accounts payable and accrued liabilities                          8,710          2,289          8,783      5,076
                                                                     --------        -------       --------    -------
   Net cash provided (used) by operating activities                    (3,584)        (2,350)         1,247        388
                                                                     --------        -------       --------    -------
Cash flows from investing activities:
   Capital expenditures                                                (3,334)        (2,216)       (10,821)    (7,850)
   Property and business acquisitions                                       -              -         (3,518)    (6,127)
   Proceeds from disposal of property and equipment                        99             39          7,518        104
   Distributions from Duhart-Milon                                         (7)             -            557        738
                                                                     --------        -------       --------    -------
   Net cash used in investing activities                               (3,242)        (2,177)        (6,264)   (13,135)
                                                                     --------        -------       --------    -------
Cash flows from financing activities:
   Borrowings (Repayments) on revolving bank loan - net                 7,050          5,204        (14,057)    14,426
   Distributions to minority interests                                   (300)          (400)          (700)      (700)
   Proceeds from issuance of notes                                          -              -         30,000          -
   Repayment of long-term debt                                            (11)           (10)       (10,272)    (2,370)
   Proceeds from issuance of common stock                                  47            (3)             46         (5)
                                                                     --------        -------       --------    -------
   Net cash provided by financing activities                            6,786          4,791          5,017     11,351
                                                                     --------        -------       --------    -------
Net increase (decrease) in cash and equivalents                           (40)           264              -     (1,396)
Cash and equivalents at beginning of period                                40             10              -      1,670
                                                                     --------        -------       --------    -------
Cash and equivalents at end of period                                $      -        $   274       $      -    $   274
                                                                     ========        =======       ========    =======

Other cash flow information:
   Interest paid                                                     $    953        $   576       $  3,018    $ 1,689
   Income taxes paid                                                       83            624            222      2,241


 The accompanying notes are an integral part of the consolidated financial statements



                          The Chalone Wine Group, Ltd.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended March 31, 2000.


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

NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon. The following is a reconciliation of net income and comprehensive income (IN THOUSANDS):


                                                 Three months ended      Nine months ended
                                                    December 31,          December 31,
                                                 ------------------     -------------------
                                                 2000          1999     2000           1999
                                                 ----          ----     ----           ----

 Net income                                    $  789        $1,669    $1,577        $3,609
 Foreign currency translation gain (loss)         627          (557)     (176)         (719)
                                               ------        ------    ------        ------
 Comprehensive income                          $1,416        $1,112    $1,401        $2,890
                                               ======        ======    ======        ======



NOTE 4 - EARNINGS PER SHARE ("EPS")

     Basic EPS represents net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income divided by the weighted average of common shares outstanding while also giving effect to the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. This effect is calculated using the treasury stock method.

                          The Chalone Wine Group, Ltd.


NOTE 5 - ACQUISITION OF  JADE MOUNTAIN BRAND NAME RIGHTS AND INVENTORY

     On April 4, 2000, the Company purchased exclusive brand name rights and inventory of Jade Mountain Winery, a vineyard located in Napa county, California producing Rhone varietal wines. The acquisition price of $3.5 million, which was financed with the Company's available revolving credit facility, was allocated based on estimated fair values to an intangible asset in the amount of $2.9 million representing the brand name rights with the remaining $600,000 allocated primarily to inventory. The brand name rights will be amortized over 20 years. In addition, the Company has entered into a long-term contract with the owner of Jade Mountain to purchase Syrah, Viognier, Grenache and Merlot grapes produced from a related vineyard.


NOTE 6 - BORROWING ARRANGEMENTS

     On September 15, 2000 the Company refinanced certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "Notes") . Proceeds from the Notes were used to repay a portion of bank borrowings under a previous Credit Agreement in the amounts of $20 million of revolving debt and $10 million of a $30 million term loan. Interest on the Notes is payable quarterly at rates ranging from 8.93% to 9.05%, as amended on February 9, 2001, and principal repayments are scheduled beginning September 15, 2004 through maturity on September 15, 2010. In connection with this refinancing, available revolving debt borrowings under the Credit Agreement were reduced from $40 million to $25 million, of which the Company had borrowed $13.0 million as of December 31, 2000.

     The Notes were issued pursuant to a Note Purchase Agreement which contains restrictive covenants including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments, and payment of dividends. At December 31, 2000, the Company was not in compliance with one of these covenants and with a covenant requirement under the Credit Agreement, however, the Note Purchase Agreement and the Credit Agreement were amended on February 9, 2001 and February 12, 2001, respectively, to waive such non-compliance retroactive to the quarter ended December 31, 2000 and to reset interest rates on the Notes.

NOTE 7 - OTHER INCOME

     On July 14, 2000, the Company sold the 10,000 square foot Hewitt House and four surrounding landscaped acres located in Napa Valley's Rutherford Bench area for $7,740,000 resulting in a gain of $837,000 included in other income. The property was originally acquired in the Company's fiscal year 2000 as part of its acquisition of the Hewitt Ranch.


NOTE 8 - SUBSEQUENT EVENT

     On February 7, 2001, the Company purchased the remaining 49.5% of Canoe Ridge Vineyard, LLC making Canoe Ridge Vineyard, LLC a wholly owned subsidiary of the Company. The cost of the acquisition was approximately $6 million including $2 million in debt assumption and was financed with the Company's bank line of credit. The Company will record this acquisition using the purchase method of accounting.

     The Company plans to continue producing and marketing the existing Canoe Ridge brand which is primarily Merlot, Cabernet Sauvignon, and Chardonnay varietals.

                          The Chalone Wine Group, Ltd.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular,  statements  made  in  this  Item  2,  relating  to  projections  or predictions about the Company's future investments in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company; (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages and (vii) the risks associated with the assimilation of acquisitions. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended March 31, 2000.


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


     In France, the Company owns a minority interest in fourth-growth Bordeaux estate Chateau Duhart-Milon ("Duhart-Milon") in partnership with Les Domaines Barons de Rothschild (Lafite) ("DBR"). The vineyards of Duhart-Milon are located adjacent to the world-renowned Chateau Lafite-Rothschild in the town of Pauillac.

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

                          The Chalone Wine Group, Ltd.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS - THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000


                                            Three months ended        Percent                Nine months ended          Percent
                                              December 31,            Change                  December 31,              Change
                                        ----------------------------------------         --------------------------   -----------
                                            2000          1999        00 vs 99              2000          1999         00 vs 99
                                        -------------  ------------  -----------         ------------  ------------   -----------
 Net revenues                                100.0 %       100.0 %       15.1 %              100.0 %       100.0 %        17.7 %
 Cost of sales                               (64.8)%       (53.1)%       40.4 %              (65.1)%       (53.4)%        43.2 %
                                        -------------  ------------                      ------------  ------------
    Gross profit                              35.2 %        46.9 %      (13.6)%               34.9 %        46.6 %       (11.7)%
 Revenues from other operations, net           0.7 %         0.2 %        n/a                  0.3 %         0.3 %         n/a
 Selling, general and admin. expenses        (23.4)%       (24.0)%       12.0 %              (26.0)%       (26.1)%        17.3 %
                                        -------------  ------------                      ------------  ------------
    Operating income                          12.5 %        23.1 %      (37.6)%                9.2 %        20.8 %       (47.3)%
 Interest Expense                             (5.1)%        (4.2)%       39.3 %               (6.2)%        (4.5)%        63.4 %
 Equity in net income of Chateau
    Duhart-Milon                               1.0 %         1.1 %        7.7 %                1.5 %         1.8 %         2.3 %
 Other Income                                  0.1 %         0.0 %        n/a                  1.9 %         0.0 %         n/a
 Minority interests                           (1.2)%        (2.1)%      (36.4)%               (0.7)%        (2.5)%       (67.2)%
                                        -------------  ------------                      ------------  ------------
    Income before income taxes                 7.3 %        17.9 %      (52.7)%                5.7 %        15.6 %       (56.3)%
 Income taxes                                 (3.0)%        (7.3)%      (52.6)%               (2.4)%        (6.4)%       (56.3)%
                                        -------------  ------------                      ------------  ------------
     Net Income                                4.3 %        10.6 %      (52.7)%                3.3 %         9.2 %       (56.3)%
                                        =============  ============                      ============  ============


NET REVENUES

     Net revenues for the three-month and nine-month periods ended December 31, 2000 increased approximately 15% and 18%, respectively, over the comparable periods in the prior year. These increases were due to increases in the average revenue-per-case due to selected price increases, changes in product mix, and increased sales volume.

GROSS PROFIT

     Gross profit for the three and nine months ended December 31, 2000, decreased by approximately 14% and 12% respectively, over the comparable periods in the prior year. For the quarter ended December 31, the gross margin percentage decreased from 46.9% in 1999 to 35.2% in 2000, while the gross margin decreased from 46.6% to 34.9%, respectively, for the nine months ended December 31, 1999 and 2000. These gross margin decreases were primarily the direct result of higher grape and bulk wine costs associated with 1998 and 1999 vintage wines. The per acre grape yields for the 1998 and 1999 harvests were below normal levels resulting in higher per unit wine costs and reduced volumes. These reduced volumes necessitated buying more grapes at higher costs from other growers and the purchase of bulk wine. Purchases of bulk wine are significantly more expensive than wine produced in the Company's facilities. The 2000 harvest was back to normal levels, which will cause future per unit wine costs to return to normal levels and provide the opportunity for margins to improve.

REVENUES FROM OTHER OPERATIONS

     Revenue from other operations usually consists of processing and other revenue from third-party wineries and net profit from sales of bulk wine. The Company cannot predict the effect on future operating results, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months and nine months ended December 31, 2000, increased approximately $458,000 or 12%, and $1.8 million or 17%, respectively, over the comparable periods in the prior year. These changes are primarily a result of (i) increased selling efforts (ii) launching of the new Sagelands brand name and (iii) other new promotional activities.

                          The Chalone Wine Group, Ltd.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING INCOME

     Operating income for the three months and nine months ended December 31, 2000, decreased $1.3 million or 37% and $3.8 million or 47%, due to the decreases in gross profits and the related increases in selling, general and administrative expenses as discussed above.

INTEREST EXPENSE

     Interest expense increased $265,000 and $1.1 million for the three months and nine months ended December 31, 2000, primarily due to higher average outstanding borrowings which are a result of (i) the Sagelands Winery acquisition which occurred during the quarter ended June 30, 1999; (ii) the acquisition of the Hewitt Ranch and Suscol Ranch properties that occurred during the fourth quarter of the fiscal 2000 year; (iii) the Jade Mountain brand-name acquisition that occurred in April, 2000 and (iv) continuing capital expenditures related to winery-expansion.

EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the three months and nine months ended December 31, 2000, are $181,000 and $714,000 respectively. These results are primarily driven by sales of the 1997 vintage of Duhart-Milon, which are consistent with sales of the 1996 vintage reflected in the prior-year results.

     The Company monitors its investment in Duhart-Milon primarily through its on-going communication with DBR. Such communication is facilitated by the presence of the Company's chairman on DBR's Board of Directors, and DBR's representation on the Company's Board of Directors. Additionally, various key employees of the Company make periodic visits to Duhart-Milon's offices and productions facilities.

     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company records the gain or loss for currency translation in other comprehensive income or loss, which is part of shareholders equity.

MINORITY INTEREST

     The Financial Statements of Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") are consolidated with the Company's financial statements. The interest in the equity and net income of EVV and CRV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV and CRV for the three months and nine months ended December 31, 2000 and 1999 consisted of the following (IN THOUSANDS):


                                                                            Three months ended           Nine months ended
                                                                               December 31,                 December 31,
                                                             Minority   --------------------------- ---------------------------
Venture                         Minority Owner                Percent        2000           1999          2000           1999
------------                    ------------------           --------   ------------  ------------- ------------  -------------

Edna Valley Vineyard            Paragon Vineyard Co., Inc.      50.00%       $   83          $ 260         $116          $ 722
Canoe Ridge Vineyard, LLC       Various                         49.50%          130             78          199            245
                                                                        ------------  ------------- ------------  -------------
                                                                             $  213          $ 338         $315          $ 967
                                                                        ============  ============= ============  =============



     The decrease in minority interest was $125,000 or 37% and $652,000 or 67% for each of the periods ended December 31, 2000 when compared to the same periods last year. These decreases are attributable to increased grape and other production costs.

                          The Chalone Wine Group, Ltd.


NET  INCOME

     Net income for the three months and nine months ended December 31, 2000, was $789,000 and $1.6 million respectively, reflecting decreases of 53% and 56% over the comparable periods in the prior year. These decreases are primarily due to decreased gross profits and higher selling, general and administrative expenses and financing costs.



LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased approximately $19 million during the nine months ended December 31, 2000 primarily as a result of the Company's refinancing of certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "Notes") which are scheduled for repayment through September 2010. The Company used the proceeds from the Notes to repay $20 million of Revolving Bank Loan borrowings and $10 million of a pre-existing $30 million Bank Term Loan. In connection with this refinancing, available borrowings under the Revolving Bank Loan were reduced from $40 million to $25 million, of which the Company had borrowed $13.0 million as of December 31, 2000. On February 9, 2001, the Company and the holders of the Notes amended the Note Purchase Agreement to revise certain financial covenants retroactive to December 31, 2000.


     The sale of the Hewitt house contributed over $7 million to working capital.

     The Company has historically financed its growth through increased borrowings and cash flow from operations. During the nine months ended December 31, 2000, the Company's primary uses of its capital has been to purchase the Jade Mountain Brand name and continued capital projects at all facilities.

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

     OUR REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO
     --------------------------------------------------------------------------
     QUARTER
     -------

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

     OUR BUSINESS IS SEASONAL
     ------------------------

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

     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF
     ---------------------------------------------------------------------
     CERTAIN VARIETALS
     -----------------

     In the nine months ended December 31, 2000, approximately 73% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.

     Approximately 90% of our consolidated net revenues in the nine months ended December 31, 2000 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 46%, 12%, 19% and 14% of our net revenues, respectively.

     COMPETITION MAY HARM OUR BUSINESS
     ---------------------------------

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

                          The Chalone Wine Group, Ltd.



     BAD WEATHER, PESTS AND PLANT DISEASES COULD HARM OUR BUSINESS
     -------------------------------------------------------------

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

     Grape growing requires adequate water supplies. We generally supply our vineyards' water needs through wells and reservoirs located on our properties. We believe that we currently have adequate water supplies to meet the needs of all of our vineyards. However, a substantial reduction in water supplies could result in material losses of grape crops and vines.

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

     Weather fluctuations in both rain levels and seasonal temperatures can impact the quality and quantity of grapes available and can result in lower volumes and higher costs.

     WE MAY NOT BE ABLE TO GROW OR ACQUIRE ENOUGH QUALITY GRAPES FOR OUR WINES
     -------------------------------------------------------------------------

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

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE
     -------------------------------------------

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 4% and 41%, respectively, of our net revenues during the nine months ended December 31, 2000. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a single broker in order to sell our wines within California. Such sales represent 33% of our net revenues during the nine-month period ended December 31, 2000. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

                          The Chalone Wine Group, Ltd.


     NEW REGULATIONS OR INCREASED REGULATORY COSTS COULD HARM OUR BUSINESS
     ---------------------------------------------------------------------

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

     WE WILL NEED MORE WORKING CAPITAL TO GROW
     -----------------------------------------

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

     ADVERSE PUBLIC OPINION ABOUT ALCOHOL MAY HARM OUR BUSINESS
     ----------------------------------------------------------

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

     WE USE PESTICIDES AND OTHER HAZARDOUS SUBSTANCES IN THE OPERATION OF OUR
     ------------------------------------------------------------------------
     BUSINESS
     --------

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

     CONTAMINATION OF OUR WINES WOULD HARM OUR BUSINESS
     --------------------------------------------------

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

     THE LOSS OF KEY EMPLOYEES WOULD DAMAGE OUR REPUTATION AND BUSINESS
     ------------------------------------------------------------------

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

                          The Chalone Wine Group, Ltd.


     SHIFTS IN FOREIGN EXCHANGE RATES OR THE IMPOSITION OF ADVERSE TRADE
     -------------------------------------------------------------------
     REGULATIONS COULD HARM OUR BUSINESS
     -----------------------------------

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 5% of total consolidated revenue for the three months ended December 31, 2000. The volume of international transactions is increasing and may increase these risks in the future.

     INFRINGEMENT OF OUR TRADEMARKS MAY DAMAGE OUR BRAND NAMES OR OUR BUSINESS
     -------------------------------------------------------------------------

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


     OUR ACQUISITIONS AND POTENTIAL FUTURE ACQUISITIONS INVOLVE A NUMBER OF
     ----------------------------------------------------------------------
     RISKS
     -----

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

     THE MARKET PRICE OF OUR COMMON STOCK  FLUCTUATES
     ------------------------------------------------

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

                  None

     (b) Reports.

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 12, 2001                        THE CHALONE WINE GROUP, LTD.
--------------------------                        ----------------------------
                                                           (Registrant)


                                                  /s/ THOMAS B. SELFRIDGE
                                                  ------------------------------
                                                  Thomas B. Selfridge
                                                  President and Chief Executive
                                                  Officer




Dated:  February 12, 2001                         /s/ SHAWN CONROY BLOM
-------------------------                         ------------------------------
                                                  Shawn Conroy Blom
                                                  Vice President and Chief
                                                  Financial Officer