Form 10-K
period 2001-03-31
CHALONE WINE GROUP LTD
filed 2001-06-29
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-13406

                          THE CHALONE WINE GROUP, LTD.
             (Exact Name of Registrant as Specified in Its Charter)

          California                                  94-1696731
     (State or Other Jurisdiction        (I.R.S. Employer Identification Number)
 of Incorporation of Organization)

          621 Airpark Road, Napa, CA                  94558
 (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code (707) 254-4200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 20, 2001 there were 3,096,562 shares of the Company's voting no par value common stock, with an aggregate market value of $39.0 million held by non-affiliates. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of the Registrant's common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not intended to be conclusive. As of June 20, 2001, there were 10,284,859 shares outstanding of the Company's voting no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders of the Chalone Wine Group, Ltd. (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS.

     A.       GENERAL.

     The Company produces, markets and sells super premium, ultra premium, and luxury-priced white and red varietal table wines, primarily Chardonnay, Pinot Noir, Cabernet Sauvignon, Merlot, Syrah and Sauvignon Blanc. The Company owns and operates wineries in various counties of California and Washington State. The Company's wines are made primarily from grapes grown at the Carmenet Winery, Edna Valley Vineyard, Chalone Vineyard, Company-owned vineyards adjacent to the Acacia(TM) Winery, Hewitt Vineyard and Suscol Creek Vineyard in California and the Canoe Ridge Vineyard in Washington State, as well as from purchased grapes.
     The wines are primarily sold under the labels "Chalone Vineyard(R)," "Edna Valley Vineyard(R)," "Carmenet(R)," "Acacia(TM)," "Canoe Ridge(R) Vineyard", "Jade Mountain(R)," "Sagelands Vineyard(R)," and "Echelon(TM)."
     In France, the Company owns a minority interest in fourth-growth Bordeaux estate Chateau Duhart-Milon ("Duhart-Milon") in partnership with Les Domaines Barons de Rothschild (Lafite) ("DBR"). The vineyards of Duhart-Milon are located adjacent to the world-renowned Chateau Lafite-Rothschild in the town of Pauillac.
     The Chalone Wine Group, Ltd. was incorporated under the laws of the State of California on June 27, 1969. Unless otherwise indicated, the term "Company" as used in this report refers to The Chalone Wine Group, Ltd. and its consolidated subsidiaries. The Company became a publicly held reporting company as the result of an initial public offering of common stock in 1984.

     SIGNIFICANT EVENTS

     ACQUISITION OF JADE MOUNTAIN BRAND AND RELATED CAPITAL ASSETS
     In April 2000, the Company purchased substantially all of the assets of Jade Mountain Winery from its sole shareholder. The purchase price of approximately $3.5 million was financed with the Company's revolving credit facility. The purchased assets included all of Jade Mountain's trade names, trademarks and related intellectual property rights, inventory and fixed assets.

     SALE OF HEWITT HOUSE IN RUTHERFORD BENCH
     In early 2000, the Company purchased two adjacent parcels of land in Rutherford, California; the Hewitt Ranch and the adjacent Eisle holdings. The 69 acres and two houses were bought for $16.6 million. The Company announced on July 14, 2000 that it had sold the 10,000-square foot Hewitt House and four surrounding landscaped acres for $7.3 million.

     PRIVATE PLACEMENT
     The Company completed on September 15, 2000 its private placement offering of $30 million in long term unsecured financing. Rabobank International acted as agent on the placement to Agstar Financial Services, PCA and Farm Credit Services of America, PCA. The loans are structured into three pieces each with a term of ten years.

     ACQUISITION OF CANOE RIDGE VINEYARD INTEREST
     The Company announced on February 7, 2001 that it had purchased the remaining 49.5% of Canoe Ridge Vineyard, LLC for $3.96 million. The acquisition was financed with the Company's revolving credit facility. Canoe Ridge is the most significant single-source estate vineyard in the state of Washington, with approximately 160 acres planted. The Company had previously owned 50.5 % of Canoe Ridge.

     CANOE RIDGE VINEYARD EXPANSION
     On February 7, 2001 the Company announced plans to expand Canoe Ridge Vineyard's winery for a total of $2.8 million, of which $1.8 million is planned to be spent during FY02. The new 19,000 square foot building will include office space, a conference room and most of the Canoe Ridge wine production. The building is scheduled to be completed before the 2001 harvest.

     B.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company produces and sells super premium to luxury quality table wines and believes that its various products and brands all share similar long-term financial performance, production processes, customer types, distribution methods and other economic characteristics. Accordingly, these operating segments have been aggregated as a single operating segment in the consolidated financial statements.

     C.       NARRATIVE DESCRIPTION OF BUSINESS.

     OVERVIEW

     The Company owns the following properties in the United States and France, either wholly or in partnership with others, all of which have related company owned vineyards with the exception of Edna Valley Vineyard. The specific ownership structure is as follows:


   PROPERTY                     OWNERSHIP    FORM OF OWNERSHIP            LOCATION
   --------                     ---------    -----------------            --------
   Chalone Vineyard              100.0%      Corporation                  Soledad, California
   Carmenet Vineyard             100.0%      Corporation                  Sonoma, California
   Acacia
       Acacia Winery             100.0%      Corporation                  Napa, California
       Acacia Vineyard            50.0%      Partnership                  Napa, California
   Edna Valley Vineyard           50.0%      Partnership                  San Luis Obispo, California
   Canoe Ridge Vineyard          100.0%      Corporation                  Walla Walla, Washington
   Chateau Duhart-Milon           23.5%      Partnership                  Pauillac, France
   Sagelands Vineyard (1)        100.0%      Corporation                  Yakima Valley, Washington
   Suscol Creek Vineyard         100.0%      Corporation                  Napa, California
   Hewitt Vineyard               100.0%      Corporation                  Napa, California

(1)      Formerly known as Staton Hills Vineyard.

With the exception of Duhart-Milon, the Company manages and operates all of the above properties and consolidates the results of their operations. The Company accounts for its investment in Duhart-Milon using the equity method of accounting.
     Each of the Company's domestic wineries or estate vineyards is in a different "American Viticultural Area" ("AVA"). AVA is a designation granted by the Federal Bureau of Alcohol, Tobacco and Firearms to identify grape-growing areas distinguishable by their specific and definable geographic and climatic characteristics. Wines may display an AVA on a bottle label only if 85% or more of the grapes used to produce the wine were grown in that viticultural area.
     For a more detailed description of the Company's properties and its operations, see "Item 2. Properties."

     VINEYARD PRACTICES

     The Company believes that the soils and micro-climates of each vineyard from which it obtains its grapes are particularly suitable for the particular varieties of grapes with which they have been or, are being, planted.
     The Company generally manages its vineyards to produce yields that are lower than average for similarly situated vineyards in California and Washington State and below the maximum yield that could be obtained. It believes that relatively low yields enhance the varietal character of the grapes and improve the quality of the resulting wines.

     AGRICULTURAL RISKS

     For a description of the Company's agricultural risks, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     WINEMAKING PRACTICES

     The Company's philosophy is that winemaking is a natural process best managed with minimum intervention, but requiring the attention and dedication of a winemaker. While the Company uses a relatively high level of hand labor during the winemaking processes, the Company also makes extensive use of modern laboratory equipment and techniques to monitor the progress of each wine through all stages of the winemaking process. All of the Company's wineries are operated under the overall supervision of the Company's Chief Executive Officer. However, each winery has its own General Manager who, in most instances, is also a winemaker.
     The principal raw materials used by the Company are grapes, oak barrels, glass, and cork. About 75% of the oak barrels are purchased from the Burgundy and Bordeaux regions of France and the remainder from the United States. The Company favors French oak barrels due to Company tradition and consumer preferences. Cork is produced and manufactured in Portugal, which is the primary cork-producing country in the world. Glass is purchased from a variety of different sources according to each winery's specific needs. The Company's own vineyards provide a significant portion of the Company's grape requirements. As needed, the Company also purchases grapes from other independent California and Washington State growers.

     WINE PRODUCTION AND WINES

     This table sets forth the wine production of the Company for the 2000, 1999 and 1998 vintages. The wines' vintage is the year during which the grapes are harvested. As of March 31, 2001, the current year's vintage had not yet been harvested and cannot yet be estimated. The following information is presented in terms of "equivalent" number of cases. The precise number of cases is not known at this time because many of these vintages are still being aged in barrels and tanks. For the purpose of this schedule and the discussion that follows, wines purchased by the Company for resale purposes are excluded.



                                         2000                       1999                      1998
                             ------------------------ -------------------------- -------------------------
                             Equivalent                 Equivalent                 Equivalent
                             Number of                  Number of                  Number of
                             Cases        % of Total    Cases         % of Total   Cases        % of Total
                             ----------   ----------    ----------    ----------   ----------   ----------
Chardonnay                    288,990           40%      187,500           36%      231,300           55%
Sauvignon Blanc                 9,425            1%        6,000            1%        8,800            2%
Pinot Blanc                     4,420            1%        5,200            1%        2,200            1%
Other white wines              13,130            2%       10,000            2%        1,400            0%
                             ----------   ----------    ----------    ----------   ----------   ----------
     Total white wines        315,965           44%      208,700           40%      243,700           58%
                             ----------   ----------    ----------    ----------   ----------   ----------
Pinot Noir                     75,920           11%       44,600            9%       35,100            8%
Cabernet Sauvignon            117,520           17%      114,200           22%       40,900           10%
Merlot                        131,820           18%      110,400           21%       85,500           20%
Syrah                          64,220            9%       35,200            7%        6,000            2%
Other red wines                 5,525            1%        5,500            1%       10,200            2%
                             ----------   ----------    ----------    ----------   ----------   ----------
     Total red wines          395,005           56%      309,900           60%      177,700           42%
                             ----------   ----------    ----------    ----------   ----------   ----------
     Total production         710,970          100%      518,600          100%      421,400          100%
                             ----------   ----------    ----------    ----------   ----------   ----------


     The Company's wines are aged primarily in new and used oak barrels before they are bottled. Generally, white wines are aged for between six and nine months, and red wines for between nine and eighteen months, after harvest. The wine is then bottled and stored for further aging.

     CHALONE VINEYARD: Chalone Vineyard sales represented 10% of the Company's consolidated revenues and 6% of its consolidated case sales for the fiscal year ended March 31, 2001.
     Chalone Vineyard has been producing Chardonnay, Pinot Blanc and Pinot Noir (and small quantities of Chenin Blanc) since 1969. It has also begun growing Syrah and will release its first vintage in 2002. All wines sold under this label are produced from grapes grown at the Chalone Vineyard and are estate bottled and bear the "Chalone" appellation.

     CARMENET WINERY: Carmenet Winery sales represented 17% of the Company's consolidated revenues and 15% of its consolidated case sales for the fiscal year ended March 31, 2001.
     The Company produces Bordeaux-style red and white wines under the "Carmenet" label. The Carmenet Moon Mountain Reserve is made from Cabernet Sauvignon, Merlot and Cabernet Franc grapes grown at the Carmenet Winery, is estate bottled, and bears the "Sonoma Valley" AVA designation. The Carmenet white wine is made from Sauvignon Blanc and Semillon grapes purchased from Paragon Vineyard Co., Inc. ("Paragon") under a grape purchase agreement and bears the "Edna Valley" appellation.
     The Company also produces wines under the "Dynamite" label, which are made from Cabernet Sauvignon, Merlot, Sauvignon Blanc and Semillon grapes and bulk wine purchased from vineyards located in the North Coast AVA of California.
     On July 31, 1996, a wildfire damaged approximately 75% of the producing acreage at Carmenet Winery. Prior to this fire, Carmenet Winery produced approximately 38,000 cases of wine annually, a significant portion of which was estate bottled. The fire was caused by the electrical lines of Pacific Gas & Electric Company ("PG&E") who have publicly acknowledged their liability. The Company has replanted the damaged acreage but the newly planted vines are not expected to return to pre-fire levels of production until 2003. Until the fire-damaged acreage returns to full production, Carmenet's ability to make estate-bottled wines will be limited. To supplement Carmenet's limited harvest the Company attempts to purchase suitable grapes on the open market. However, there can be no assurance that grapes of suitable quality or variety will be available in sufficient quantity or on terms acceptable to the Company.

     EDNA VALLEY VINEYARD: Edna Valley Vineyard sales represented 23% of the Company's consolidated revenues and 23% of consolidated case sales for the fiscal year ended March 31, 2001. Edna Valley Vineyard has been producing mostly Chardonnay and Pinot Noir wines since 1980. The majority of wines sold under the Edna Valley Vineyard(R) label are produced from grapes grown by Paragon, the Company's partner in the Edna Valley Vineyard Joint Venture, and are estate bottled.

     ACACIA WINERY: Acacia Winery sales represented 16% of the Company's consolidated revenues and 13% of its consolidated case sales for the fiscal year ended March 31, 2001. The winery produces Chardonnay and Pinot Noir wines under the "Acacia(TM)" label. The grapes for the production of Pinot Noir and Chardonnay come from the Carneros region. Approximately 50% of this production comes from Company-owned vineyards and Company-leased vineyards.

     CANOE RIDGE VINEYARD: Canoe Ridge Vineyard sales represented 5% of the Company's consolidated revenues and 4% of its consolidated case sales for the fiscal year ended March 31, 2001. The Canoe Ridge Vineyard commenced operation in 1994 and produces Merlot, Cabernet Sauvignon and Chardonnay wines under the "Canoe Ridge Vineyard" label. Most of the grapes for these wines are grown at the Company's estate vineyard and wines bear the "Columbia Valley" AVA designation.

     ECHELON: Echelon sales represented 17% of the Company's consolidated revenues and 27% of it's consolidated case sales for the fiscal year ended March 31, 2001.
     The 1997 vintage was the first to be released under the Echelon label which features Chardonnay, Cabernet Sauvignon, Merlot, Viognier, Pinot Noir and Syrah. Most varietals have a Central Coast appellation.

     SAGELANDS VINEYARD: Sagelands Vineyard represented 2% of the Company's consolidated revenues and 3% of the consolidated case sales for the fiscal year ended March 31, 2001.
     On June 15, 1999, the Company purchased Staton Hills(R) Winery and its adjacent vineyards in Yakima County, Washington. The Staton Hills facility was renamed Sagelands Vineyard and the new brand was launched in January 2000, focusing primarily on Cabernet Sauvignon and Merlot and bearing the Columbia Valley AVA designation. The Company retained the Staton Hills Winery brand and continues to produce wines under this mark.

     CUSTOM BRANDS: Custom brands consist primarily of Chardonnay, Cabernet Sauvignon and Merlot. Quantities of custom brand bottling are highly dependent upon grape supply and availability. As grapes become more scarce, the focus of the Company's production shifts away from custom brands as they are relatively lower margin products. The Company uses custom brands primarily as a means of marketing and selling its label wines and does not intend to focus its efforts in this line of business.

     IMPORTS & OTHER: 9% of the Company's consolidated revenues and 9% of its consolidated case sales in the year ended March 31, 2001 were primarily comprised of import wines and, to a lesser degree, domestic wines purchased by the Company for resale purposes.

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

     MARKETING AND DISTRIBUTION

     The Company's wines are positioned in the higher end of the premium category. All the Company's wines are in the super premium to luxury segments of the market, priced at $7 per bottle and above.
     The Company sells its wines through direct sales, independent distributors, brokers, its own shareholder list, and in limited quantities, directly from the wineries. Distributors generally remarket the wines through specialty wine shops and grocery stores, selected restaurants, hotels and private clubs across the country, and in certain overseas markets. The Company relies primarily on word-of-mouth recommendation, wine tastings, positive reviews in various publications, select wine competitions and Company-sponsored promotional activities in order to increase public awareness of its wines.

     SALES WITHIN CALIFORNIA

     Sales and marketing of all of the Company's wines within California, including custom brands, is handled through the Company's own sales force and a broker. The Company uses a single broker for all wholesale California sales.

     SALES OUTSIDE CALIFORNIA

      The Company's wines are marketed by independent distributors outside California in 49 states and the District of Columbia and Puerto Rico and, internationally, in Bermuda, the British West Indies, the U.S. Virgin Islands, Canada, England, continental Europe, Hong Kong, China, and Japan. In 1993, the Company established a sales division, operating as CHALONE WINE ESTATES, to help supervise and coordinate sales functions of the Company's business and its custom brands operations. The Company employs a number of regional sales managers who work directly with distributors in a particular region and their customers.

     CASE SALES BY METHOD OF DISTRIBUTION

     The following table sets forth case sales by the Company by distribution method for the fiscal years ended March 31:

                                       2001                  2000                  1999
                                -------------------- --------------------- ---------------------
                                 Number     % of      Number of     % of    Number of   % of
                                of Cases    Total      Cases      Total      Cases      Total
                                ---------- --------- ----------- --------- ----------- ---------
Independent distributors
    United States                 315,468       60%     238,600       53%     210,600       55%
    International                  24,317        3%      23,700        5%      16,800        5%
                                ---------- --------- ----------- --------- ----------- ---------
        Total distributors        339,785       63%     262,300       58%     227,400       60%
                                ---------- --------- ----------- --------- ----------- ---------
Company direct
    California wholesale          149,208       27%     124,700       28%      99,400       26%
    Custom brands                  23,786        4%      25,000        6%      26,500        7%
    Catalog and winery retail      33,811        6%      35,500        8%      26,700        7%
                                ---------- --------- ----------- --------- ----------- ---------
        Total Company direct      206,805       37%     185,200       42%     152,600       40%
                                ---------- --------- ----------- --------- ----------- ---------
        Total                     546,590      100%     447,500      100%     380,000      100%
                                ---------- --------- ----------- --------- ----------- ---------


     CENTRALIZED ADMINISTRATION AND WAREHOUSING

     A leased 22,000 square foot central office located in Napa County, California, at the Napa Airport Business Park supports all the Company's wineries. In addition to the Company's central executive office, this facility includes a 64,000 square foot central distribution center from which all of the Company's wines are stored prior to shipping. The Company also rents separate warehouse facilities, as needed in local markets and occasionally permits storage of third party wines for a fee. The central facility lease is for a 15-year initial term, expiring in November 2008, with a five-year extension option.

     EMPLOYEES

     On March 31, 2001, the Company had 185 full-time employees, of which 75 were in grape growing and winemaking, 20 were in sales, and 90 were administration. During the spring and summer, the Company adds approximately 15 to 20 part-time employees for vineyard care and maintenance and 65 to 85 part-time employees for the spring bottling. In the autumn, up to 80 part-time employees are hired for the grape harvest and related winery work. The Company's hiring and employment policies for both full-time and part-time employees are believed to comply with all relevant laws, including immigration laws. The Company believes that its wage rates and benefits are competitive and that its employee relations are excellent.

     REGULATION; PERMITS AND LICENSES

     The production and sale of wine are subject to extensive regulation by various federal and state regulatory agencies, which require the Company to maintain various permits, bonds and licenses. The Company believes it is in compliance with all currently applicable federal and state regulation.

     TRADEMARKS

     CANOE RIDGE, STATON HILLS, CHALONE VINEYARD, SAGELANDS, JADE MOUNTAIN, CARMENET, GAVILAN, ACACIA and the Acacia "A" logo are federally registered trademarks owned by the Company. EDNA VALLEY VINEYARD is a federally registered trademark owned by Paragon and licensed exclusively to the Edna Valley Vineyard Joint Venture. The foregoing marks are also registered in Japan with the Japanese Patent Office. These marks, and other common-law marks, are of significant importance to the company's business as label and brand recognition are important means of competition within the wine industry.

     SHAREHOLDER BENEFITS

     Shareholders of the Company are entitled to benefits that are not provided to other consumers. The Company offers its reserve wines, older wines and other special wines to qualified shareholders, who are those with 100 or more shares of the Company's common stock, directly from its centralized distribution center by telephone or mail order. Qualified shareholders are entitled to a 20-30% discount from suggested retail prices on most mail order or other direct purchases from the Company. The Company has also provided annual discounts to shareholders based on their shareholdings in the form of a "Owners Wine Credit," which allows shareholders to receive a credit towards the purchase of wines for the duration of the program. The Owners Wine Credit may be used for up to 50% of the wine value of an order and is generally offered in the fall of each year. The credit amount was $.25 per share for the last year. Due to restrictions on direct retail sales of wines under state laws, the company must confine direct wine shipments by mail to purchasers with addresses in California and 11 other states that have reciprocal agreements with California.
     Each May, qualified shareholders are invited to attend the Company's annual Shareholder Celebration. For a nominal fee, attendees attend an all-day wine tasting, auction and luncheon, which is typically held on the grounds of the Chalone Vineyard in Monterey County, California. In 2000, approximately 1,500 shareholders and guests from 40 states and 5 foreign countries attended the Celebration, which featured tastings of all of the Company's wines.
     The Company also offers to shareholders, at the shareholders' expense, travel programs to various wine-growing regions of the world. In the past, the Company has provided travel programs to France, Chile, Australia, Portugal, South Africa, Italy, and New Zealand. Proceeds from these trips help fund the Chalone Wine Foundation. In addition, shareholders' interests are given a priority in the Chalone Wine Foundation's donation program.

     SEASONALITY

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" for a discussion of the seasonal nature of the Company's business.

ITEM 2.  PROPERTIES.

     The Company's principal winemaking activities presently are conducted at six locations, four in California and two in eastern Washington.

CHALONE VINEYARD

     Chalone Vineyard is located on approximately 950 acres in Monterey, California (of which 307 acres are planted to grapes), approximately 1,500 feet above the floor of the Salinas Valley, in the AVA called "Chalone." The winery produces primarily Chardonnay and Pinot Noir and markets these wines exclusively under the "Chalone Vineyard" label.
     The soil is volcanic rock over a bed of limestone, similar to the soil found in the Burgundy region of France. The elevation of the vineyard provides natural protection against frost and creates radical swings between daytime and nighttime temperatures. The region is arid and has average annual rainfall of only 14 inches. The water needs for Chalone's vineyard are supplemented by two reservoirs and several wells, which the Company believes will supply sufficient water for the vineyard's current and future needs.
     Chalone vineyard was first established in 1919 and today is the oldest producing vineyard in Monterey County. The Company has produced premium wines from the vineyard since 1969, when it acquired the vineyard from a former director of the Company, the late Richard H. Graff.
     The property includes a tasting room, dining facilities for private parties and approximately 8,500 square feet of caves for barrel storage. All operations, from the grape growing to the final bottling, are carried out on site by the Chalone staff. The winery's current production capacity is 48,000 cases.

CARMENET VINEYARD

     Carmenet Vineyard is located on approximately 300 acres in Sonoma County, California (of which 130 acres are plantable), located in the "Sonoma Valley" AVA. The Company produces Bordeaux-style red and white wines on this property which are marketed under the "Carmenet" brand name. The Company also produces wines under the "Dynamite" label, which are made from Cabernet Sauvignon, Merlot, Sauvignon Blanc and Semillon grapes and bulk wine purchased from vineyards located in the North Coast AVA of California.
     On July 31, 1996, a fire at the vineyard damaged approximately 75% of its producing acres which were planted to Cabernet Sauvignon, Merlot, and Cabernet Franc. The Company has replanted these acres with essentially the same varieties. See "Item 1. Business, Wine Production and Wines."
     The vineyard is situated in the Mayacamas Mountains just north of the town of Sonoma, at an elevation of 1,200 feet. The vines are on steep hillsides in rocky, well-drained soil. The average rainfall is 30 inches. The Company's water needs are supplemented by two wells using a drip irrigation system, which the Company believes will supply sufficient water for the vineyard's current and future needs. The elevation of Carmenet Winery provides natural protection against frost.
     In addition to the production area, the property includes a reception area, and 15,000 square feet of barrel caves. The barrel caves are bored into a solid rock hillside adjacent to the fermentation building and provide an ideal environment for aging wine in barrels without artificial temperature control.
     The Company also owns 22 acres of vineyard land in the Glen Ellen area of Sonoma Valley, approximately seven miles from the Carmenet Winery. The Glen Ellen property includes a separate winery with a 125,000 case use permit. The Company is using this facility for producing wines to expand production of "Dynamite" wines.

EDNA VALLEY VINEYARD

     Paragon Vineyard is located on approximately 1,100 acres in San Luis Obispo County, California, in the "Edna Valley" AVA. The Edna Valley Vineyard principally produces Chardonnay and Pinot Noir. It also produces limited quantities of Viognier, Muscat, Pinot Gris, Syrah, Edna Red and sparkling wines, all of which are marketed under the "Edna Valley Vineyard" label.
     The property is operated by Paragon Vineyard Company, which leases the land on which the winery is located to Edna Valley Vineyard (a "Joint Venture"). The Joint Venture is 50% owned by the Company and 50% owned by Paragon. The Company is the managing joint venture partner and it manages and supervises the winery operations and sells and distributes its wine.
     The winery features a tasting room, dining facilities for private parties and underground cellars for wine fermentation and barrel aging. Annual production capacity is 165,000 cases.

ACACIA WINERY

     The Acacia Winery produces primarily ultra-premium Chardonnay and Pinot Noir wine marketed under the "Acacia" brand.
     The winery is located on one of four contiguous parcels that together total approximately 149 acres in the Carneros district of Napa County, California. The Company owns the winery building and the winemaking equipment associated with the winery. The parcel on which the winery is located consists of two portions; the winery complex ("Winery Parcel") and a 41-acre producing vineyard surrounding the winery complex called the "Marina Vineyard". The parcel is owned pursuant to a tenancy-in-common agreement between the Company and Mr. and Mrs. Henry Wright (the "Wrights"), each holding a 50% interest. The Company leases the Wright's portion of both the Winery Parcel and the Marina Vineyard pursuant to two long-term leases, which commenced retroactively as of January 1, 1988, and expire on December 31, 2017, subject to certain exceptions. The annual rent for the Marina Vineyard was $116,361 in the year ended March 31, 2001, subject to an annual increase determined according to a formula based on premium quality Carneros district Chardonnay prices. The annual rent on the Winery Parcel is $74,250.
     Pursuant to the terms of the tenancy-in-common agreement, the Wrights have the ability at any time to offer their interest in the Winery Parcel and the Marina Vineyard to the Company, and, if the Company declines the offer, to list the entire property for sale to a third party. The Marina Vineyard, currently planted to Chardonnay, is in the process of being replanted to Pinot Noir.
     The Company's two vineyards adjacent to the Marina Vineyard to the east are comprised of approximately 60 acres planted to Pinot Noir, of which 15 producing acres are approximately 20 years old, and 45 newly developed acres that are in their second year of production.
     In January 1999, the company entered into a lease-purchase agreement for approximately 50 acres of additional vineyard property bordering the Marina Vineyards to the west. The new lease expires on December 31, 2023 and provides for annual rent payments of $74,000 in its first year and increases in various increments to $121,000 per year by 2023. The terms of the lease also provide for the Company to purchase this property for $1.1 million in consideration of certain biannual option payments. The Company is currently planting approximately 47 acres of this property to Pinot Noir.
     These vineyards are on low rolling clay-loam hills with good water-holding capacity. Average rainfall is 22 inches. Two small reservoirs currently exist on these properties and a third reservoir will be created in the summer of 2001 to meet the vineyard's current and future irrigation needs.
     None of this property is frost protected but, due to elevation and location, no significant losses have occurred to date from frost. There are currently no plans to install frost protection.
     Grapes from the equivalent of approximately 175 additional acres, all in the Carneros district and owned by independent growers under long-standing contracts to Acacia, have accounted for the majority of the 60,000 case annual production.
     With the increased company-owned planting, the Company anticipates Acacia's annual production to increase to approximately 95,000 cases over the next five years.

HEWITT VINEYARD

     In January 2000, the Company purchased two adjacent parcels of land in Rutherford, California comprising 69 acres containing two private homes and an historic cabernet sauvignon vineyard. The sale of one of the homes is described under Item 1 Business, Significant Events. The vineyard consists of 60 planted and 3 unplanted acres and is believed to be among the finest vineyard land in Napa Valley's notable Rutherford Bench. The Company is using the property to produce a luxury-priced single vineyard Cabernet Sauvignon wine that will be released under a new label, Hewitt Vineyard. This wine is expected to debut in 2003 with an estimated initial release of approximately 1,400 cases. Ultimately, the Company anticipates the vineyard to produce up to 15,000 cases of this luxury quality wine.

SUSCOL CREEK VINEYARD

     In March 2000 the Company purchased 164 acres of land at the southern gateway to Napa County. The property consists of a 50-acre vineyard and 40 unplanted but plantable acres of vineyard land that is called Suscol Creek.

CANOE RIDGE VINEYARD

     The Canoe Ridge Vineyard is located in eastern Washington State, at an altitude of approximately 800 feet on the eastern slope of the Canoe Ridge, overlooking the Columbia River. The vineyard is in the "Columbia Valley" AVA. The Canoe Ridge winery has an annual production capacity of approximately 32,000 cases, and produces primarily Merlot, Chardonnay and small amounts of Cabernet Sauvignon.
     Of the vineyard's approximately 275 acres, of which 169 acres are plantable, 161 acres are now planted to Merlot, Cabernet Sauvignon and Chardonnay grapes. Although temperatures during the winter months can fall below freezing, the vineyard's altitude, easterly exposure, and closeness to the Columbia River, along with the Company's viticultural practices, are believed to reduce the potential for freeze damage. The grapevines are grown in well-drained, sandy-loam soil. The vineyard has an average annual rainfall of 6 inches and is irrigated with water from the Columbia River under an agreement with an adjoining farm. In February 2001 the Company announced that it had bought out its Washington minority partners and began to expand the winery.

SAGELANDS VINEYARD

     On June 15,1999 the Company purchased Staton Hills(R) Winery, and its adjacent vineyards in Yakima County, Washington. The purchase price included contracts covering approximately 90 acres in Washington State's Yakima Valley and Horse Heaven Hills. The vineyard is located in the Columbia Valley AVA. The winery is located on a 121-acre parcel, of which approximately 9.5 acres are planted. In addition to the vineyard area, the property includes a 20,000-square foot production and tasting facility with an annual production capacity of 40,000 cases.
     At the time of purchase, the Company also entered into long-term grape contracts for a total of 350 acres. The Staton Hills facility was renamed Sagelands Vineyard and the new brand was launched in January 2000.
     Sagelands Vineyard focuses on Cabernet Sauvignon and Merlot from the Columbia Valley AVA. The winery is believed to eventually be able to produce approximately 140,000 cases. The Company retained the Staton Hills Winery brand and continues to produce wine under this mark.

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

ITEM 3.  LEGAL PROCEEDINGS.

ALLEGED VIOLATION OF SECTION 25502(A)(2) OF THE CALIFORNIA BUSINESS AND PROFESSIONS CODE

     The Company received notice dated August 28, 1998 from the California Department of Alcoholic Beverage Control ("ABC") that it was accused, along with 36 other companies (most of them wineries) of violations of Section 25502(a)(2) of the California Business and Professions Code which prohibits wine growers and others from giving "something of value" to retailers. The accusation arises from the appearance of paid advertisements of the Company and other wineries in catalogues distributed by a certain retailer. The notice of violation requested each of the noticed companies who agreed to the accusation to stipulate to a ten
(10) day suspension of its license or, consent to the payment of a fine not greater than $10,000 in lieu of the suspension. The matter was tried to an administrative law judge appointed by the ABC on July 14, 1999. The judge found for the ABC and the ABC adopted the judge's decision. The Company, together with 16 other wine companies, has filed an appeal with the Alcoholic Beverage Control Appeals Board, an independent body that hears appeals from ABC decisions. The matter has been submitted to the ABC appeals board for a decision to be rendered within 90 days pursuant to the May 24, 2001 hearing date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons were executive officers of the Company as of March 31, 2001.


         NAME                               POSITION(S)                                 AGE
         ----                               ----------                                  ---

         W. Philip Woodward                 Chairman                                    62

         Thomas B. Selfridge                President and Chief Executive Officer       57

         Daniel E. Cohn                     Secretary                                   43

         Robert B. Farver                   Vice President, Sales and Distribution      44

         Shawn Conroy Blom                  Vice President, Finance and Chief           40
                                            Financial Officer

         Paul Novak                         Vice President, Marketing                   49

     BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

     W. PHILIP WOODWARD. Mr. Woodward is a co-founder of the Company and has been a director of the Company since 1972. He has been its chairman since August 1997 and is a member of the Board's Operating Committee. From 1974 to July 1998, Mr. Woodward was the Company's Chief Executive Officer. Mr. Woodward is a director of the Northern Trust Bank of California, the Wine Institute, the American Vintners' Association, the American Center for Wine, Food and the Arts, The Napa Opera House, The Marin Theatre Company, and Edna Valley Vineyard. He also is a director and member of the compensation committee of the board of Hog Island Oyster Company. Mr. Woodward also serves as president and as a director of The Chalone Wine Foundation.

     THOMAS B. SELFRIDGE. Mr. Selfridge joined the Company as President on January 1, 1998 and was appointed the Company's Chief Executive Officer as of July 1, 1998. He has been a director of the Company since May 1998 and is a member of the Board's Operating Committee. Mr. Selfridge also is a director of Edna Valley Vineyard and Canoe Ridge Vineyard. Before joining the Company, Mr. Selfridge was Vice President-Production of Kendall-Jackson Winery, Ltd. He also serves as secretary and as a director of The Chalone Wine Foundation.

     DANIEL E. COHN, ESQ. Mr. Cohn has served as the Company's secretary since 1998. He has been a partner of Farella Braun + Martel LLP since 1991.

     ROBERT B. FARVER. Mr. Farver joined the Company in 1992 as the Sales Manager for the Northeast United States and has been the Company's Vice President, Sales and Distribution since 1996. Previously, he was Director of National Sales and Marketing. Mr. Farver also serves as a director of Canoe Ridge Vineyard.

     SHAWN CONROY BLOM. Ms. Blom joined the Company in December 2000 as Vice President of Finance and Chief Financial Officer. Before joining the Company, Ms. Blom was Chief Financial Officer of Jackson Family Farms. Prior to that time she was Controller at Cambria Winery and Sanford Winery. Ms. Blom also serves as a director of Canoe Ridge Vineyard.

     PAUL NOVAK. Mr. Novak joined the Company in January 2000 as Vice President, Marketing, bringing 25 years of wine industry experience. Before joining the Company, he was Director of Marketing for Jackson Family Farms, a family of wineries owned by Jess Jackson and his family.

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


              Quarter Ended                   High                  Low
      ------------------------------    ------------------    -----------------
      March 31, 2001                          $      9.38           $     7.72
      December 31, 2000                              9.50                 7.75
      September 30, 2000                            10.63                 7.63
      June 30, 2000                                  8.62                 7.81

      March 31, 2000                                 9.13                 8.13
      December 31, 1999                              9.50                 8.25
      September 30, 1999                            10.00                 9.00
      June 30, 1999                                  9.94                 8.13


     On June 20, 2001 the closing price for the common stock was $12.61 per share. The average weekly trading volume of the stock was approximately 23,798 shares during the year ended March 31, 2001.

     HOLDERS OF RECORD.

     As of June 20, 2001, there were approximately 5,060 holders of record of the Company's stock.

     DIVIDENDS.

     To date, the Company has not paid any cash dividends.

     Under the terms of certain of the Company's credit facilities, the Company is restricted from paying dividends in excess of 50% of its aggregate net income.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data for the fiscal years ended March 31, 2001, 2000, 1999 and 1998 are derived from the Company's audited consolidated financial statements. Financial data for the twelve months ended March 31, 1997 is derived from the Company's unaudited consolidated financial statements and is furnished with a view to providing the reader with comparative results for the prior twelve month period which coincides with the Company's current fiscal year end (March 31). This data should be read in conjunction with the financial statements and notes thereto. See "Item 8. Financial Statements and Supplementary Data."


                             SELECTED FINANCIAL DATA
                             -----------------------
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                              Year ended March 31,
                                                            --------------------------------------------------------
                                                              2001        2000        1999        1998        1997
                                                            --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS
      Net revenues                                          $ 60,561    $ 51,457    $ 42,826    $ 36,755    $ 31,188
      Gross profit                                            21,118      22,922      19,625      16,216      12,811
      Other operating revenues, net                              213          40         194         318         107
      Selling, general and administrative expenses           (15,208)    (13,941)    (10,805)     (8,147)     (6,466)
      Operating income                                         6,123       9,021       9,014       8,387       6,452
      Interest expense                                        (3,824)     (2,225)     (1,761)     (1,872)     (1,789)
      Other income                                               891           -           -           -           -
      Equity in net income of Duhart-Milon                       761         735         766         341         281
      Minority interest                                         (377)     (1,290)     (1,219)     (1,125)       (681)
      Carmenet fire settlement gain                                -      -            4,447      -           -
      Net income                                             $ 2,050     $ 3,681     $ 6,636     $ 3,410     $ 2,520

      Net income per common share                             $ 0.20      $ 0.34      $ 0.75      $ 0.41      $ 0.31

BALANCE SHEET DATA:
      Working capital                                       $ 41,381    $ 29,981    $ 49,192    $ 27,794    $ 24,283
      Total assets                                           157,891     145,665     103,471      90,294      75,859
      Long-term obligations less current maturities           48,608      30,141      35,273      18,124      18,379
      Shareholders' equity                                    75,134      73,672      58,291      50,405      42,835


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 hereto and the Company's Consolidated Financial Statements and related notes in Item 8 hereto.

FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so called "forward looking statements" that involve risk and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in this Item 7., and the President's Letter to the Shareholders relating to projections or predictions about the Company's future investments in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company; (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages and (vii) the risks associated with the assimilation of acquisitions. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission.

CHANGE IN FISCAL YEAR-END

     On May 17, 2001, the Company made a final determination to change its fiscal year from one ending March 31 to one ending December 31. The Company intends to file a Transition Report on Form 10-K for the nine-month period ending December 31, 2001.

RESULTS OF OPERATIONS

     The following table represents financial data as a percentage of net revenues for the indicated periods:


                                                                Year ended March 31,
                                                     ---------------------------------------
                                                       2001            2000           1999
                                                     ---------       --------       --------
Net revenues                                              100%           100%           100%
Gross profit                                               35%            45%            46%
Other operating revenues, net                               0%             0%             0%
Selling, general and administrative expenses              (25)%          (27)%          (25)%
Operating income                                           10%            18%            21%
Interest expense                                           (6)%           (4)%           (4)%
Other income                                                1%             0%             0%
Equity in net income of Duhart-Milon                        1%             1%             2%
Minority interest                                          (1)%           (3)%           (3)%
Carmenet fire settlement gain                               0%             0%            10%
Net income                                                  3%             7%            15%


     REVENUES

     Net revenues for the year ended March 31, 2001 increased $9.1 million or 18% over the comparable period in the preceding year. This increase was attributable to a volume increase of 22%, partially offset by assortment shift to lower priced brands which reduced average revenue per case by 4%.
     Net revenues for the year ended March 31, 2000 increased $8.6 million or 20% over the prior year. This increase was attributable to a volume increase of 18% and a 2% average price increase.
     Sales volume in the California market comprised 32%, 32% and 26% of the Company's total sales for the years ended March 31, 2001, 2000 and 1999, respectively.

     GROSS PROFIT

     Gross profit for the year ended March 31, 2001 decreased $1.8 million or 8% over the comparable period in the preceding year. This was primarily the result of higher grape and bulk wine costs associated with the 1998 and 1999 vintage wines, much of which was sold in fiscal year 2001. The per acre grape yields for the 1998 and 1999 harvests were below normal levels resulting in higher per unit wine costs and reduced volumes. These reduced volumes necessitated buying more grapes at higher costs from other growers and the purchase of higher priced bulk wine. Purchases of bulk wine are significantly more expensive than wine produced in the Company's facilities. The 2000 harvest was back to normal levels, which will cause future per unit wine costs to return to normal levels and provide the opportunity for margins to improve.
     Gross profit for the year ended March 31, 2000 increased $3.3 million or 17% over the comparable period in the preceding year. This was primarily the result of increased sales volume, increased average sales prices and lower per unit wine costs due to higher yields from the 1996 and 1997 harvests.

     OTHER OPERATING REVENUES, NET

     Revenue from other operations, primarily consists of revenue obtained from third-party wineries, net of related expenses, for grape crushing or wine bottling and net profit from sales of bulk wine. This aspect of the Company's operation is normally not significant. The Company cannot predict the significance of such operations in the future, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.
     Such revenue for the year ended March 31, 2001 increased $.2 million from the comparable period in the preceding year. This was attributable to increased custom crush and custom bottling demand.
     Such revenue for the year-end March 31, 2000 decreased $.2 million from the comparable period in the preceding year which was attributable to less custom crush demand.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company was able to reduce its' selling, general and administrative costs as a percentage of net revenues from 27% to 25% for the year ended March 31, 2001 compared to the previous year. Selling, general and administrative expenses in the year ended March 31, 2001 increased $1.3 million or 9% over the comparable period in the preceding year. This increase is primarily the result of (i) increased selling efforts; (ii) launching of the new Sagelands brand name and (iii) increased selling and marketing expenditures normally required to expand sales volume.
     Selling, general and administrative expenses in the year ended March 31, 2000 increased $3.1 million or 29% over the comparable period in the preceding year. This increase is primarily the result of (i) increased selling and marketing expenditures normally associated with increased sales quantities and,
(ii) expenditures in the Company's infrastructure.

     OPERATING INCOME

     Operating income in the year ended March 31, 2001 decreased $2.0 million or 22%, over the comparable period in the preceding year. The decline is due to the decreases in gross profits and the related increases in selling , general and administrative expenses as described above.
     Operating income remained substantially the same for the years ended March 31, 2000 and 1999. Although gross profits increased in fiscal 2000 as compared to fiscal 1999, this increase was offset by an increase in selling, general and administrative expenses and lower revenues from other operations.

     INTEREST EXPENSE

     For the year ended March 31, 2001 interest expense increased by $1.6 million or 72% as compared with the prior year. This increase was a result of
(i) the Sagelands Winery acquisition which occurred during the quarter ended June 30, 1999; (ii) the acquisition of the Hewitt Ranch property that occurred during the fourth quarter of fiscal year 2000; (iii) the Jade Mountain brand-name acquisition that occurred in April, 2000; (iv) the acquisition of our partner's minority interest in Canoe Ridge Vineyard, LLC in February, 2001 and
(v) continuing capital expenditures related to winery expansion.
     For the year ended March 31, 2000 interest expense increased by $.5 million or 26% as compared with the prior year. This was a result of increased borrowings primarily to fund acquisitions that took place in the fiscal year 2000. Also, the Company borrowed $2.0 million to pay holders of subordinated debentures that matured during the year.

     OTHER INCOME

     For the year ended March 31, 2001 other income increased $.8 million as compared with the prior year. This increase was the net result of the sale of the 10,000-square foot Hewitt House and four surrounding landscaped acres.
     For the year ended March 31, 1999, the Company recognized a non-recurring gain of $4.4 million relating to the Carmenet fire settlement.

     EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the years ended March 31, 2001, 2000, and 1999 were $761,000, $735,000, and
$766,000, respectively. These results were essentially unchanged over the three year period.
     The Company monitors its investment in Duhart-Milon primarily through its on-going communication with Domaines Baron de Rothschild (DBR). Such communication is facilitated by the presence of the Company's chairman on DBR's Board of Directors, and DBR's representation on the Company's Board of Directors. Additionally, various key employees of the Company make periodic visits to Duhart-Milon's offices and production facilities.
     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company records the gain or loss for currency translation in other comprehensive income or loss, which is a separate component of shareholders equity. The amount recorded was increased to $4.3 million from $3.6 million for the year ended March 31, 2001 as compared to the prior year, due to the decrease in the relative worth of the French franc when compared to the U.S. dollar. Although the transition to the "EURO" currency became effective as of January 1, 1999, the Company does not anticipate that this transition will have a material impact on its investment in Duhart-Milon.

     MINORITY INTEREST

     The minority interest in the net income of Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") consists of the following (IN THOUSANDS):


                                                                                   Year ended March 31,
                                                                           ----------------------------------
Venture                           Minority Owner                             2001         2000         1999
----------                        --------------                           --------     --------     --------
Edna Valley Vineyard              Paragon Vineyard Co., Inc. (50.00%)         $ 165        $ 925        $ 909
Canoe Ridge Vineyard, LLC         Various (49.5%)                               212          365          310
                                                                           --------     --------     --------
                                                                              $ 377      $ 1,290      $ 1,219
                                                                           ========     ========     ========


     The Company acquired the remaining 49.5% minority interest in Canoe Ridge Vineyard, LLC from the other partners in February 2001. Accordingly, the minority interest in earnings for the year ended March 31, 2001 reflects ten months of operations of the Canoe Ridge Vineyard, LLC. The minority interest in earnings for the year ended March 31, 2001 decreased $913,000 or 71% over the comparable period ended March 31, 2000, due primarily to lower gross profits and increased interest costs for both EVV and CRV. The decrease was also attributable to having only ten months of CRV minority interest, due to the acquisition, for the year ended March 31, 2001.
     The minority interest in earnings for the year ended March 31, 2000 increased $71,000 or 6% from the prior comparable period due to steadily improving performance at both EVV and CRV primarily as a result of increases in both case sales and gross margin per case.
     Company management believes that EVV will continue to contribute significantly to the Company's consolidated results of operations.

     NET INCOME

     Net income for the year ended March 31, 2001 was $2.1 million, a decrease of $1.6 million, or 44%, over the year ended March 31, 2000. This was primarily as a result of higher selling, general and administrative expenses and increased interest expense.
     Net income for the year ended March 31, 2000 was $3.7 million, a decrease of $3.0 million, or 45%, as compared to the year ended March 31, 1999. This was primarily as a result of the non-recurring gain of $2.6 million (after tax) relating to the Carmenet fire recorded in 1999 and higher selling, general and administrative expenses.

SEASONALITY

     The Company's wine sales from quarter to quarter are highly variable due to, among other things, the timing of the release of wines for sale and changes in consumer demand. Sales are typically strongest during the fourth quarter because of heavy holiday sales and because most wines generally are released between the end of the third and beginning of the fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

     Working Capital as of March 31, 2001 was $41.4 million, compared to $29.9 million at March 31, 2000. The $11.5 million increase was primarily attributable to an increase in inventory ($7.5 million), offset by an increase in accounts payable and accrued liabilities ($1.9 million) and a net decrease in revolving bank loan borrowings ($7.1 million).

     The net decrease in these borrowings from $27.0 million at March 31, 2000 to $19.9 million at March 31, 2001, reflect a repayment in September 2000 of $20 million financed with proceeds from long-term borrowings, offset by increases used to fund the Jade Mountain and Canoe Ridge acquisitions ($7.5 million) and increased inventory levels. At March 31, 2001, there were additional borrowings of approximately $5 million available under the revolving bank loan.
     The Company has historically funded its growth through increases in borrowings and cash flow from operations. In addition, the Company received $7.3 million of proceeds from the sale of the Hewitt House during the first quarter of fiscal 2001. During fiscal 2001, the Company's primary use of its capital was to finance capital expenditures of $22.9 million, which includes the Jade Mountain and Canoe Ridge acquisitions and vineyard development and a $7.5 million increase in inventory.
     Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales. The Company currently expects its operating and capital spending requirements will total approximately $72.8 million for the year ending March 31, 2002.
     The Company expects to finance these future capital needs through operations, security offerings, and additional borrowings. There can be no assurance that the Company will be able to obtain this financing on terms acceptable to the Company.

     BORROWING ARRANGEMENTS

     On September 15, 2000 the Company refinanced certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "Notes"). Proceeds from the Notes were used to repay a portion of the Company's revolving bank loan in the amount of $20 million and to repay $10 million of another $30 million term loan. Interest on the Notes is payable quarterly at rates ranging from 8.90% to 9.05%, as amended on February 9, 2001, and principal repayments are scheduled beginning September 15, 2004 through maturity on September 15, 2010. In connection with this refinancing, maximum revolving debt borrowings were reduced from $40 million to $25 million.
     The Notes were issued pursuant to a Note Purchase Agreement which contains restrictive covenants including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments, and payment of dividends. At March 31, 2001 the Company was not in compliance with one of these covenants, however, the Note holders have subsequently waived such non-compliance. Management believes that the Company will be able to remain in compliance with these financial covenants through March 31, 2002.
     We are exposed to market risk from changes in interest rates. To manage this exposure, we have entered into interest rate exchange agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.
     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 that establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized in the balance sheet at fair value. These statements are effective for the Company beginning April 1, 2001, however, management does not expect that these new statements will have material effect on the consolidated financial statements (see Note 8).

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

     OUR REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER

     We believe period-to-period comparisons of our operating results are not necessarily meaningful, and cannot be relied upon as indicators of future performance. In addition, there can be no assurance that our revenues will grow or be sustained in future periods or that we will maintain our current profitability in the future. Significant factors in these quarterly fluctuations, none of which are within our control, are changes in consumer demand for our wines, the affect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us, interest rates and inventory levels and the timing of releases for certain wines, among other factors. Consequently, we have experienced, and expect to continue to experience, seasonal fluctuations in revenues and operating results.

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

     OUR BUSINESS IS SEASONAL

     Our business is subject to seasonal as well as quarterly fluctuations in revenues and operating results. Sales volume tends to increase during summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our level of borrowing. For example, our borrowing levels typically are highest during winter when we have to pay growers for grapes harvested and make payments related to the harvest. These and other factors may cause fluctuations in the market price of our common stock.

     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the twelve months ended March 31, 2001, approximately 73% of our wine sales were concentrated in 20 states. Changes in consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.
     Approximately 89% of our net revenues in the twelve months ended March 31, 2001 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 45% , 12%, 19% and 14% of our net revenues, respectively.

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

     AGRICULTURAL RISKS

     Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions can affect the quality and quantity of grapes available to the Company, decreasing the supply of the Company's products and negatively impacting profitability.
     Many California vineyards have been infested in recent years with phylloxera. The Company's vineyard properties are primarily planted to rootstocks believed to be resistant to phylloxera. However, there can be no assurance that the Company's existing vineyards, or the rootstocks the Company is now using in its planting programs, will not become susceptible to current or new strains of phylloxera.
     Pierce's Disease is a vine bacterial disease that has been in California for more than 100 years. It kills grapevines and there is no known cure. Small insects called sharpshooters spread this disease. A new strain of the sharpshooter, the glassy winged, was discovered in Southern California and is believed to be migrating north. The Company is actively supporting the efforts of the agricultural industry to control this pest and is making every reasonable effort to prevent a infestation in our own vineyards. We cannot, however, guarantee that we will succeed in preventing contamination in our vineyards.
     Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production.
     Grape growing requires adequate water supplies. We generally supply our vineyards' water needs through wells and reservoirs located on our properties. We believe that we either have, or are currently planning to insure adequate water supplies to meet the needs of all of our vineyards. However a substantial reduction in water supplies could result in material losses of grape crops and vines.
     The weather phenomenon commonly referred to as "El Nino" produced heavy rains and cooler weather during the Spring of 1999 and 1998, which resulted in colder and wetter soils than are typical during California's grape growing season. Consequently, the 1999 and 1998 harvest was postponed by approximately four to six weeks depending on the geographic location and varietals. The unusual weather conditions resulting from El Nino impacted the quantity and quality of the Company's 1998 estate harvest. The size of the Company's most significant crops ranged from normal-sized yields to 50% of normal yields (depending on the varietal and particular estate).
     Despite the reduction in the yield, the harvested estate crops in combination with contracted grape purchases, are expected to permit the Company to meet originally anticipated sales-projections for its 1999 and 1998 vintage Chardonnay, Cabernet, and Merlot varietals. Together these varietals have historically comprised between 80% to 85% of our aggregate annual production.

     WE MAY NOT BE ABLE TO GROW OR ACQUIRE ENOUGH QUALITY GRAPES FOR OUR WINES

     The adequacy of our grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While we believe that we can secure sufficient supplies of grapes from a combination of our own production and from grape supply contracts with independent growers, we cannot be certain that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in our wine production costs.
     Current trends in the domestic and foreign wine industry point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the worldwide supply of premium wine grapes and the amount of wine which will be produced in the future. This expected increase in grape production could result in an excess of supply over demand and force wineries to reduce, or not increase prices.

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 4% and 41%, respectively, of our net revenues during the twelve months ended March 31, 2001. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a single broker to sell our wines within California. Such sales represent 32% of our net revenues during the twelve month period ended March 31, 2001. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance, without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

     NEW REGULATIONS OR INCREASED REGULATORY COSTS COULD HARM OUR BUSINESS

     The wine industry is subject to extensive regulation by the Federal Bureau of Alcohol Tobacco and Firearms and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in exise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits. Future legal or regulatory challenges to the industry, either individually or in the aggregate, could harm our business.

     WE WILL NEED MORE WORKING CAPITAL TO GROW

     The premium wine industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire vineyards to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years, which must be financed by cash from operations or, by additional borrowings or additional equity.

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

     CONTAMINATION OF OUR WINES WOULD HARM OUR BUSINESS

     We are subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of our wines could result in the need for a product recall which could significantly damage our reputation for product quality, which we believe is one of our principle competitive advantages. We maintain insurance against certain of these kinds of risks, and others, under various general liability and product liability insurance policies. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us.

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

     SHIFTS IN FOREIGN EXCHANGE RATES OR THE IMPOSITION OF ADVERSE TRADE REGULATIONS COULD HARM OUR BUSINESS

     We conduct some of our import and export activity for wine and packaging supplies in foreign currencies. We purchase foreign currency on the spot market on an as-needed basis and engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on our operating results.
     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 4% of total consolidated revenue for the fiscal year ended March 31, 2001 and the volume of international transactions is increasing, which may increase this risk in the future.

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

     OUR ACQUISITIONS AND POTENTIAL FUTURE ACQUISITIONS INVOLVE A NUMBER OF
RISKS

     Our acquisition of Staton Hills Winery (renamed Sagelands Winery) and the possible construction of a new winery on the Suscol Ranch property we recently acquired (and potential future acquisitions) involve risks which include assimilating these operations into our Company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations because Staton Hills is in Washington State and our Company is headquartered in California; integrating the technology and infrastructures of disparate entities; risks inherent in the production of wine in, and marketing of wine from, Washington State; and the replanting of existing vineyards from white wine grapes to red wine grapes.
     We relied on debt financing to purchase Hewitt Ranch, Suscol Ranch, Staton Hills Winery, the Jade Mountain brand and other vineyard land and related assets during the fiscal year ended March 31, 2001. Consequently our debt-to-equity ratio is high in relation to our historical standards. The interest costs associated with this debt will increase our operating expenses and the risk of negative cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          THE CHALONE WINE GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated Balance Sheets.........................................    22
      Consolidated Statements of Income...................................    23
      Consolidated Statements of Shareholders' Equity.....................    24
      Consolidated Statements of Cash Flows...............................    25
      Notes to Consolidated Financial Statements..........................    26

INDEPENDENT AUDITORS' REPORT..............................................    38



                          THE CHALONE WINE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                  (All amounts in thousands, except share data)


                                     ASSETS
                                                                    March 31,     March 31,
                                                                       2001          2000
                                                                    ---------     ---------
Current assets:
      Cash and equivalents                                          $      56     $       -
      Accounts receivable, net                                         10,128         9,836
      Notes receivable - affiliate                                          -           119
      Income tax receivable                                                 -         1,178
      Inventory                                                        59,333        51,826
      Prepaid expenses and other                                          533           579
      Deferred income taxes                                               897           894
                                                                    ---------     ---------
           Total current assets                                        70,947        64,432
Investment in Chateau Duhart-Milon                                      7,824         9,146
Property, plant and equipment - net                                    67,197        64,134
Goodwill and trademarks - net of accumulated
      amortization of $2,161 in 2001 and $1,743 in 2000                10,581         7,220
Other assets                                                            1,342           733
                                                                    ---------     ---------
           Total assets                                             $ 157,891     $ 145,665
                                                                    =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                      $   7,517     $   5,650
      Revolving bank loan                                              19,999        27,017
      Current portion of related party note payable                        18            18
      Current maturities of long-term obligations                       2,032         1,766
                                                                    ---------     ---------
           Total current liabilities                                   29,566        34,451
Long-term obligations, less current maturities                         48,608        30,141
Related party note payable, net of current portion                        882           900
Deferred income taxes                                                   1,012         1,743
                                                                    ---------     ---------
           Total liabilities                                           80,068        67,235
                                                                    ---------     ---------

Minority interest                                                       2,689         4,758
Shareholders' equity:
      Common stock - authorized 15,000,000 shares no
      par value; issued and outstanding:  10,248,491 and
      10,224,521 shares, respectively                                  61,578        61,377
      Retained earnings                                                17,901        15,851
      Accumulated other comprehensive loss                             (4,345)       (3,556)
                                                                    ---------     ---------
           Total shareholders' equity                                  75,134        73,672
                                                                    ---------     ---------
           Total liabilities and shareholders' equity               $ 157,891     $ 145,665
                                                                    =========     =========

 The accompanying notes are an integral part of the consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                (All amounts in thousands, except per share data)


                                                                  Year ended March 31,
                                                            ----------------------------------
                                                              2001         2000         1999
                                                            --------     --------     --------
Gross revenues                                              $ 62,213     $ 52,808     $ 43,973
     Excise taxes                                             (1,652)      (1,351)      (1,147)
                                                            --------     --------     --------
Net revenues                                                  60,561       51,457       42,826
Cost of wines sold                                           (39,443)     (28,535)     (23,201)
                                                            --------     --------     --------
     Gross profit                                             21,118       22,922       19,625
Other operating revenues, net                                    213           40          194
Selling, general and administrative expenses                 (15,208)     (13,941)     (10,805)
                                                            --------     --------     --------
     Operating income                                          6,123        9,021        9,014
Interest expense, net                                         (3,824)      (2,225)      (1,761)
Other Income                                                     891            -            -
Equity in net income of Chateau Duhart-Milon                     761          735          766
Minority interests                                              (377)      (1,290)      (1,219)
Carmenet fire settlement gain                                      -       -             4,447
                                                            --------     --------     --------
     Income before income taxes                                3,574        6,241       11,247
Income taxes                                                  (1,524)      (2,560)      (4,611)
                                                            --------     --------     --------
     Net income                                             $  2,050     $  3,681     $  6,636
                                                            ========     ========     ========

Net income available to common shareholders                   $2,050       $3,222       $6,636

Earnings per share-basic                                      $ 0.20       $ 0.34       $ 0.77
Earnings per share-diluted                                    $ 0.20       $ 0.34       $ 0.75
Weighted average number of shares outstanding:
     Basic                                                    10,238        9,383        8,669
     Diluted                                                  10,252        9,483        8,852

 The accompanying notes are an integral part of the consolidated financial statements



                          THE CHALONE WINE GROUP, LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (All amounts in thousands)

                                                                                                 Accumulated
                                                 Common Stock        Stock                           Other               Compre-
                                            Number of             Subscription      Retained    Comprehensive            hensive
                                              Shares     Amount    Receivable       Earnings         Loss       Total    Income
                                            ---------   --------  ------------      --------    -------------  -------   -------

Balance, March 31, 1998                        8,394    $ 46,871   $      -         $  5,993      $ (2,459)   $ 50,405
    Employee stock purchase plan                   8          80          -                -             -          80
    Warrants exercised                           143       1,000          -                -             -       1,000
    Options exercised                            164         882     (1,007)               -             -        (125)
    Profit sharing                                12         132          -                -             -         132
    Foreign currency
      translation adjustment                       -           -          -                -           163         163   $   163
    Net income                                     -           -          -            6,636             -       6,636     6,636
                                              ------    --------   --------         --------      --------    --------   -------
Balance, March 31, 1999                        8,721      48,965     (1,007)          12,629        (2,296)     58,291     6,799
                                              ------    --------   --------         --------      --------    --------   -------
    Employee stock purchase plan                   8          65          -                -             -          65
    Warrants exercised and deemed
      dividend                                   833       6,667          -             (459)            -       6,208
    Options exercised                             20         115          -                -             -         115
    Return of common stock in
      settlement of subscription
      receivable                                (104)     (1,012)     1,007                -             -          (5)
    Debenture conversion                         738       6,500          -                -             -       6,500
    Profit sharing, net of repurchases             8          77          -                -             -          77
    Foreign currency
      translation adjustment                       -           -          -                -        (1,260)     (1,260)   (1,260)
    Net income                                     -           -          -            3,681             -       3,681     3,681
                                              ------    --------   --------         --------      --------    --------   -------
Balance, March 31, 2000                       10,224      61,377          -           15,851        (3,556)     73,672     2,421
                                              ------    --------   --------         --------      --------    --------   -------
    Employee stock purchase plan                   7          48          -                -             -          48
    Options exercised                              8          61          -                -             -          61
    Profit sharing, net of repurchases             9          92          -                -             -          92
    Foreign currency
      translation adjustment                       -           -          -                -          (789)       (789)     (789)
    Net income                                     -           -          -            2,050             -       2,050     2,050
                                              ------    --------   --------         --------      --------    --------   -------
Balance, March 31, 2001                       10,248    $ 61,578          -         $ 17,901      $ (4,345)   $ 75,134   $ 1,261
                                              ======    ========   ========         ========      ========    ========   =======


 The accompanying notes are an integral part of the consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                                  Year Ended March 31,
                                                                         ---------------------------------
                                                                           2001         2000         1999
                                                                        -------      -------      -------
Cash flows from operating activities:
    Net income                                                           $ 2,050      $ 3,681      $ 6,636
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                        5,877        4,758        3,814
      Equity in net income of Chateau Duhart-Milon                          (761)        (735)        (766)
      Increase in minority interests                                         377        1,290        1,219
      Other                                                                 (799)        (105)          25
      Changes in:
        Accounts and other receivable                                      1,266       (2,320)      (1,737)
        Inventory                                                         (5,365)      (7,740)      (6,649)
        Prepaid expenses and other assets                                    (34)         279       (1,261)
        Deferred income taxes                                               (734)      (1,014)         572
        Accounts payable and accrued liabilities                           1,281        3,159         (931)
                                                                         -------      -------      -------
      Net cash provided by operating activities                            3,158        1,253          922
                                                                         -------      -------      -------
Cash flows from investing activities:
    Capital expenditures                                                 (15,200)     (10,889)      (7,112)
    Vineyard property acquired                                                 -      (22,152)           -
    Business acquired, net of cash acquired                               (3,500)      (6,127)           -
    Proceeds from disposal of property and equipment                       7,536          204           89
    Collection of notes receivable                                          (470)          39          164
    Investment in Edna Valley Vineyard                                         -       (1,090)           -
    Acquisition of minority interest in Canoe Ridge Vineyard              (3,960)
    Distributions from Duhart-Milon                                        1,294          738            -
                                                                         -------      -------      -------
      Net cash used in investing activities                              (14,300)     (39,277)      (6,859)
                                                                         -------      -------      -------
Cash flows from financing activities:
    Borrowings (repayment) on revolving bank loan-net                     (7,018)      23,079       (7,014)
    Repayment of short-term debt                                               -            -         (952)
    Distributions to minority interests                                     (700)        (809)        (619)
    Proceeds from long-term debt                                          30,000       10,000       25,182
    Repayment of long-term debt                                          (11,285)        (381)     (12,309)
    Repayment of convertible subordinated debentures                           -       (2,000)           -
    Proceeds from warrants exercised                                           -        6,208        1,000
    Proceeds from issuance of common stock                                   201          257           87
                                                                         -------      -------      -------
      Net cash provided by financing activities                           11,198       36,354        5,375
                                                                         -------      -------      -------
Net increase (decrease) in cash and equivalents                               56       (1,670)        (562)
Cash and equivalents at beginning of year                                      -        1,670        2,232
                                                                         -------      -------      -------
Cash and equivalents at end of year                                      $    56      $     -      $ 1,670
                                                                         =======      =======      =======
Other cash flow information:
    Interest paid                                                        $ 3,449      $ 2,896      $ 1,779
    Income taxes paid                                                        370        4,135        4,271
Non-cash transactions:
    Debenture converted into common stock                                      -        6,500            -
    Return of stock in settlement of subscription receivable                   -        1,012            -


 The accompanying notes are an integral part of the consolidated financial statements

                          THE CHALONE WINE GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

     The Chalone Wine Group, Ltd. ("the Company") produces and sells super premium to luxury quality table wines. The Company sells the majority of its products to wholesale distributors, restaurants, and retail establishments throughout the United States, Canada and Europe. Export sales accounted for approximately 4%, 5% and 4%, respectively, of total revenue for the years ended March 31, 2001, 2000 and 1999. The Company supplies most of its grape needs from its estate-owned vineyards but utilizes independent grape growers for some of its grape requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and Edna Valley Vineyard ("EVV"), a winery operation in San Luis Obispo County, California, owned 50% by the Company and 50% by Paragon Vineyard Company, Inc. ("Paragon"). The Company is EVV's managing joint venture partner and supervises EVV's winery operations, sells and distributes the wine and is deemed to control EVV for accounting purposes. The Company has certain commitments related to its continuing ownership of EVV (see
Note 14). Intercompany transactions and balances have been eliminated.
     At March 31, 2001, Domaines Baron de Rothschild (Lafite) ("DBR"), a French company, owned approximately 44% of the Company's outstanding common stock, and the Company owns a 23.5% partnership interest in DBR's Societe Civile Chateau Duhart-Milon ("Duhart-Milon"), a Bordeaux wine-producing estate located in Pauillac, France. The Company accounts for this investment using the equity method.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. The Company performs ongoing credit evaluations of its customers' financial position and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost, with depreciation provided in amounts sufficient to allocate the depreciable assets to operations over their estimated useful lives. The straight-line method is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for income tax purposes. The costs of property, plant and equipment are allocated to each asset acquired based on their relative estimated fair values at the date of acquisition.
     The ranges of useful lives used in computing depreciation are (i) 15 to 35 years for vineyard development costs, (ii) 80 years for caves, (iii) 15 to 40 years for buildings and (iv) 3 to 20 years for machinery and equipment.
     Capitalized costs of planting new vines and ongoing cultivation costs for vines not yet bearing fruit, including interest, are classified as vineyard development. Depreciation commences in the initial year the vineyard yields a commercial crop, generally in the third or fourth year after planting.
     Interest of $.8 million, $.8 million and $.1 million was capitalized to property, plant and equipment for the years ended March 31, 2001, 2000, 1999, respectively.
     Caves represent improvement costs to dig into hillsides and structurally reinforce underground tunnels used to age and store the Company's wines.

     GOODWILL AND TRADEMARKS

     The excess of the purchase price paid over acquired net assets is recorded as goodwill and amortized over 20 to 40 years on a straight-line basis. The payments made to extend the life of the EVV joint venture and acquire ownership of the continuing joint venture have been recorded as goodwill and are being amortized over 40 years beginning in January 1997. Trademarks are amortized over their estimated useful lives from the date they are put into use.

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

     FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's investee, Duhart-Milon, is the French franc and as a result the Company records the effect of exchange gains and losses on its equity in Duhart-Milon in other comprehensive income or loss, a separate component of shareholder's equity.

     REVENUE RECOGNITION

     Revenue is recognized when the product is shipped and title passes to the customer. Revenue from product sold at the Company's retail locations is recognized at the time of sale. Revenue is recorded net of sales returns, including a provision for estimated future returns. Sales returns have historically been insignificant. The Company generally allows thirty days from the date of shipment for customers to make payment. No products are sold on consignment.

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

     STOCK BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value based method in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and provides the pro forma disclosures required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (see Note 9). No compensation expense has been recognized in the financial statements for employee stock arrangements.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes financial instruments to reduce interest rate and foreign currency exchange rate risk. The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contacts are used to manage exchange rate risks on certain purchase commitments, generally french oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant in the fiscal years 2001, 2000, or 1999.

     NET INCOME PER SHARE

     Basic net income per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted EPS for the Company reflects the inclusion of dilutive stock options and stock warrants, the effect of which is calculated using the treasury stock method as shown below. The Company's convertible debentures are excluded from the computation for periods prior to their conversion since they had an antidilutive effect.
     The following is a reconciliation of the figures used in deriving basic EPS and those used in calculating diluted EPS (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                                    Effect of dilutive securities
                                                                    -----------------------------
                                                                                       Stock
                                                             Basic EPS     Warrants   options     Diluted EPS
                                                             ---------     --------   -------     -----------
     Year ended March 31, 2001
     Income available to common stockholders                 $   2,050           -         -        $  2,050
     Shares                                                     10,238           -        14          10,252
                                                             ---------                              --------
     EPS                                                     $    0.20                              $   0.20
                                                             =========                              ========
Year ended March 31, 2000:
     Income available to common stockholders (1)             $   3,222           -         -        $  3,222
     Shares                                                      9,383         100         -           9,483
                                                             ---------                              --------
     EPS                                                     $    0.34                              $   0.34
                                                             =========                              ========
Year ended March 31, 1999:
     Income available to common stockholders                 $   6,636           -         -        $  6,636
     Shares                                                      8,669         183         -           8,852
                                                             ---------                              --------
     EPS                                                     $    0.77                              $   0.75
                                                             =========                              ========

(1) Net income available to common stockholders in 2000 is net income reduced by the warrant related deemed dividend of $459,000.

     RECENT ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 that establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized in the balance sheet at fair value. These statements are effective for the Company beginning April 1, 2001, however, management does not expect that these new statements will have a material effect on the consolidated financial statements (see Note 8).

     SEGMENT REPORTING

     The Company produces and sells premium to luxury quality table wines and has determined that its product line operating segments, although consisting of multiple products and brands, all have similar production processes, customer types, distribution methods and other economic characteristics. Accordingly, these operating segments have been aggregated as a single operating segment in the consolidated financial statements.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

      Cash and equivalents, accounts receivable, accounts payable and accrued expenses, and certain other assets and liabilities are considered financial instruments. Carrying values are estimated to approximate fair values for these instruments as they are short-term in nature and are receivable or payable on demand.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified in order to conform with the current period presentation.


NOTE 3 - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     A summary of the changes in the Company's allowance for doubtful accounts receivable is as follows:


                                          Balance at      Charges to                      Balance at
                                         Beginning of     Costs and                         End of
 Year ended March 31:                       Period         Expenses       Deductions        Period
                                        --------------- --------------- ----------------- -------------
 1999                                    $          78    $        53     $        (44)    $      87
                                        =============== =============== ================= =============

 2000                                    $          87    $       114     $        (72)    $     129
                                        =============== =============== ================= =============

 2001                                    $         129    $       320     $        (56)    $     393
                                        =============== =============== ================= =============


NOTE 4 - ACQUISITIONS

     The Company purchased exclusive brand name rights and inventory of Jade Mountain Winery ("Jade Mountain") on April 4, 2000 and the remaining 49.5% interest in Canoe Ridge Vineyard, LLC ("Canoe Ridge") on February 7, 2001 at purchase prices of $3.5 million and $3.96 million, respectively, each of which was financed through the Company's revolving credit facility. The Company also entered into a long-term contract with the owner of Jade Mountain to purchase Syrah, Viognier, Grenache and Merlot grapes produced from a related vineyard.

     The Company recorded these acquisitions using the purchase method of accounting and the related purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates as follows (in thousands):

                                             Jade              Canoe
                                           Mountain            Ridge
     Current assets                       $        572    $      2,825
     Property, plant and equipment                  28           2,720
     Brand name rights                           2,900
     Goodwill and other assets                                     818
     Liabilities                                                (2,403)
                                        --------------- ---------------
     Total                                $      3,500    $      3,960
                                        =============== ===============


     The brand name rights and goodwill are being amortized on a straight-line basis over 20 years.



NOTE 5 - INVENTORY

     Inventory consists of the following at March 31 (IN THOUSANDS):

                                             2001                2000
                                        ---------------     ---------------
       Bulk wine                        $       36,984      $       26,989
       Bottled wine                             21,156              23,791
       Wine packaging supplies                     543                 525
       Other                                       650                 521
                                        ---------------     ---------------
       Total                            $       59,333      $       51,826
                                        ===============     ===============



NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following at March 31 (IN THOUSANDS):


                                               2001             2000
                                        --------------   --------------
     Land                               $       18,024   $       17,436
     Vineyards                                   8,691            7,946
     Vineyards under development                14,562            9,302
     Caves                                       1,678            1,678
     Buildings                                  23,793           27,255
     Machinery and equipment                    30,265           23,786
                                        --------------   --------------
                                                97,013           87,403
     Accumulated depreciation                  (29,816)         (23,269)
                                        --------------   --------------
     Total                              $       67,197   $       64,134
                                        ==============   ==============

NOTE 7 - INVESTMENT IN CHATEAU DUHART-MILON

     Duhart-Milon's condensed balance sheet as of March 31, 2001 and 2000 and the results of its operations for fiscal years ended March 31, 2001, 2000 and 1999 are as follows (translated into U.S. dollars at the year-end and average exchange rate for the period, respectively) (IN THOUSANDS):

                                           2001          2000
                                        ------------  ------------
     Inventory                              $  2,812      $  2,911
     Other current assets                      6,068         9,737
                                        ------------  ------------

           Current assets                      8,880        12,648
                                        ------------  ------------

     Property and equipment, net               1,619         1,917
                                        ------------  ------------
           Total assets                     $ 10,499      $ 14,565
                                        ============  ============

     Current liabilities                    $  2,066      $  2,442
     Partner's equity                          8,433        12,123
                                        ------------  ------------
           Total liabilities and equity     $ 10,499      $ 14,565
                                        ============  ============


     Duhart-Milon's results of operations are summarized as follows (IN THOUSANDS):


                                                          Year ended March 31,
                                                 -------------------------------------
                                                    2001          2000           1999
                                                  -------       -------        -------
Revenues                                          $ 5,470       $ 5,583        $ 5,941
Cost of Sales                                      (2,453)       (2,308)        (2,626)
                                                  -------       -------        -------
     Gross profit                                   3,017         3,275          3,315
                                                  -------       -------        -------
Revenues from other operations, net                   221            40            154
                                                  -------       -------        -------
     Net earnings                                 $ 3,238       $ 3,315        $ 3,469
                                                  =======       =======        =======

Company's share of net earnings                   $   761       $   779        $   815
Less:  amortization expense                             -           (44)           (49)
                                                  -------       -------        -------
     Equity in investment of Duhart-Milon         $   761       $   735        $   766
                                                  =======       =======        =======

     On October 1, 1995, the carrying amount of the Company's investment in Duhart-Milon was greater than its share of Duhart-Milon's net assets by approximately $8.9 million. This difference related primarily to the underlying value of the land owned by Duhart-Milon and, accordingly is not amortized. A portion of that difference, however, was attributable to inventory and was amortized based on annual sales quantities through March 31, 2001.
     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company recognizes currency translation gains or losses in shareholders' equity as accumulated comprehensive income or loss, which totaled $4,345,000 as of March 31, 2001. This amount increased from $3,556,000 as of March 31, 2000 due to the decrease in the relative worth of the French franc when compared to the U.S. dollar during the twelve months ended March 31, 2001.

NOTE 8 - BORROWING ARRANGEMENTS

     Borrowing arrangements consist of the following at March 31 (IN THOUSANDS):

                                                                                     ------------ ------------
                                                                                        2001         2000
                                                                                     ------------ ------------
Revolving bank loan of $25,000,000, interest at LIBOR+1.375%
(6.425% at March 31, 2001), interest payable monthly, unsecured, due                    $ 19,999     $ 27,017
 March 31, 2002

Senior unsecured notes (series A,B, C), interest at rates ranging from
8.90% to 9.05%, payable monthly, principal payments annually starting
September 15, 2004                                                                        30,000       -

Bank term loan, unsecured, interest at varying LIBOR rates plus 1.5%
(6.16% at March 31, 2001), payable monthly, principal payable quarterly
commencing December 31, 2000 through March 2006                                           19,000       30,000

Mortgage note, interest at 7%, principal and interest payable monthly, due
August, 2021                                                                               1,640        1,669

Other note payable, interest at 10%                                                            -          238
                                                                                     ------------ ------------
                                                                                          70,639       58,924
Less current maturities                                                                  (22,031)     (28,783)
                                                                                     ------------ ------------
Long-term obligations, less current maturities                                          $ 48,608     $ 30,141
                                                                                     ============ ============

Related party note payable, due through 2016, interest ranging from 7% to 10%              $ 900        $ 918
Less current maturities                                                                      (18)         (18)
                                                                                     ------------ ------------
Related party note payable, long-term portion                                              $ 882        $ 900
                                                                                     ============ ============


     The revolving credit facility and term loan are pursuant to an agreement with a bank that was entered into in March 1999. The agreement includes restrictive covenants regarding: maintenance of certain financial ratios; mergers or acquisitions; loans, advances or debt guarantees; additional borrowings; annual lease expenditures; annual fixed asset expenditures; changes in control of the Company; and declaration or payment of dividends.
     On September 15, 2000 the Company refinanced certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "Notes"). Proceeds from the Notes were used to repay a $20 million of revolving bank borrowings under a previous credit agreement and $10 million of the $30 million term loan. Interest on the Notes is payable quarterly at rates ranging from 8.90% to 9.05% and principal repayments are scheduled beginning September 15, 2004 through maturity on September 15, 2010. In connection with this refinancing, available revolving debt borrowings under the credit agreement were reduced from $40 million to $25 million, of which the Company had borrowed $19.9 million as of March 31, 2001, with $5.1 million unused and available.
     The Notes were issued pursuant to a Note Purchase Agreement which contains restrictive covenants including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments, and payment of dividends. At March 31, 2001, the Company was not in compliance with one of these covenants, but the covenant was modified on June 15, 2001 retroactively to March 31, 2001 to enable the Company to be in compliance as of that date. Management believes that the Company will be able to remain in compliance with these financial covenants through March 31, 2002.

     Maturities of borrowings for each of the next five years ending March 31 are as follows (IN THOUSANDS):

                      2002                $ 22,049
                      2003                   2,058
                      2004                   2,065
                      2005                   6,358
                      2006                  15,367
                   Thereafter               23,642
                                      -------------
                      Total               $ 71,539
                                      =============

     In 1999 the Company entered into an interest-rate swap contract for a notional amount of $20.0 million, maturing on April 6, 2006. This contract effectively converts the variable LIBOR rate which would otherwise be paid by the Company on its $20.0 million bank term-loan balance into a fixed-rate obligation over a period which corresponds to that of the underlying loan agreement. During that time, the rate which the Company will be obligated to pay, after including the lending institution's additional mark-up (which is based on financial ratios, and varies accordingly) will be fixed between 6.95% and 7.12%. The fair value of the contract was approximately $319,000 on March 31, 2001, which amount will be the cumulative transition adjustment recorded in other comprehensive income as of April 1, 2001, as required under SFAS No. 133 (see Note 1).

NOTE 9 - STOCK BASED COMPENSATION

     On February 10, 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to officers and other key employees of the Company, as well as non-employee directors and consultants, for an aggregate of up to 1,000,000 shares of common stock, plus any shares under the Company's 1987 Stock Option Plan, which expired in February 1997, or the 1988 Non-Discretionary Stock Option Plan, which expired in December 1996, that become available for issuance as a result of forfeitures to the Company under the terms of such plans. These options generally expire 10 years from the date of grant and vest after a three to twelve month period. As of March 31, 2001, approximately 409,000 options were available for future grant under the Plan.


     Option activity under the plans has been as follows:

                                                                           Weighted
                                                        Number of          Average
                                                         Shares         Exercise Price
                                                     ----------------   ---------------
Outstanding, March 31, 1998                                  782,758     $        9.62
     Granted (weighted average fair value of $5.70)          172,520             11.40
     Exercised                                              (308,004)             8.90
     Canceled                                                (37,500)            11.23
                                                     ----------------   ---------------
Outstanding, March 31, 1999                                  609,774             10.39
                                                     ----------------   ---------------
     Granted (weighted average fair value of $4.79)          146,000              9.47
     Exercised                                               (22,800)             6.11
     Canceled                                                (70,555)            10.12
                                                     ----------------   ---------------
Outstanding, March 31, 2000                                  662,419             10.36
                                                     ----------------   ---------------
     Granted (weighted average fair value of $8.52)          169,640              8.43
     Exercised                                               (17,800)             8.64
     Canceled                                                (23,765)             9.97
                                                     ----------------   ---------------
Outstanding, March 31, 2001                                  790,494     $       10.00
                                                     ================   ===============

     Additional information regarding options outstanding as of March 31, 2001 is as follows:

   Exercise           Number          Remaining       Weighted Avg.
    Prices         Outstanding    Contractual Life    Exercise Price
---------------- --------------- ------------------ -----------------
$5.00-$7.99              62,940      2.8 years               $  6.77
$8.00-$9.99             333,274      6.1 years                  8.93
$10.00-$12.00           394,280      5.6 years                 11.42
                 --------------- ------------------ -----------------
                        790,494      5.6 years               $ 10.00
                 =============== ================== =================

     All options outstanding at March 31, 2001 are exercisable, except for 8,160 options granted March 31, 2001 with an exercise price of $8.69.

     EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to use salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three-month offer period or beginning of the Purchase Plan start (27 months), subject to an annual limitation. Shares issued under the plan were 6,735 shares, 6,198 shares, and 7,734 shares in each of the years ended March 31, 2001, 2000 and 1999, respectively, at weighted average prices of $7.15, $7.83 and $ 9.09, respectively. The weighted average fair value per share of the awards for each of the years ended March 31, 2001, 2000 and 1999 was $8.42, $9.21and $10.69, respectively. At March 31, 2001, 12,000 shares were reserved for future issuances under the Purchase Plan.

     ADDITIONAL STOCK PLAN INFORMATION

     SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 81 months following vesting; stock volatility of 28.2%, 19.3% and 21.5% in the years ended March 31, 2001, 2000 and 1999, respectively; risk-free interest rates of 6.5%, 6.9% and 6.5% for the years ended March 31, 2001, 2000 and 1999, respectively, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                           Year ended March 31,
                                  -------------------------------------
Net income:                          2001           2000         1999
                                  -----------   ------------  ---------
       As reported (1)            $ 2,050        $ 3,222        $ 6,636
       Pro forma                  $ 1,759        $ 2,712        $ 5,727
Earnings per share:
       Basic                       $ 0.20         $ 0.34         $ 0.77
       Diluted                     $ 0.20         $ 0.34         $ 0.75
       Pro forma basic             $ 0.17         $ 0.29         $ 0.66
       Pro forma diluted           $ 0.17         $ 0.29         $ 0.65

(1) Net income available to common stockholders in 2000 is net income reduced by the warrant related deemed dividend of $459,000.

NOTE 10 - COMMON STOCK

     Presently the Company does not have any outstanding convertible debentures or warrants to purchase its common stock.
     To date the Company has not paid any cash dividends. Under the terms of certain of the Company's credit facilities, the Company is restricted from paying dividends in excess of 50% of its aggregate net income (see Note 8).

NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company has a qualified profit-sharing plan, which provides for Company contributions, as determined annually by the Board of Directors, based on the Company's previous year performance. These contributions may be in the form of common stock or cash as determined by the Board of Directors. The Company contributed $168,813, $143,000, and $154,000 for the year ended March 31, 2001, 2000, and 1999, respectively. At March 31, 2001, the plan held approximately 38,600 shares of the Company's common stock. At the participant's option, upon termination of service of any plan participant, the Company will repurchase that participant's shares held in the plan at market value.
     The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit. As determined by the Board of Directors, the Company matches employee contributions according to a specified formula and contributed $182,176, $131,000, and $99,000 to this plan in 2001, 2000, and 1999, respectively.


NOTE 12 - INCOME TAXES

     The provision for income taxes for the years ended March 31 are summarized as follows (IN THOUSANDS):

                        2001           2000          1999
                   ------------  -------------  ------------
Federal
      Current          $ 1,782         $2,949        $3,121
      Deferred            (583)          (966)          471
                   ------------  -------------  ------------
                         1,199          1,983         3,592
                   ------------  -------------  ------------
State
      Current              477            625           920
      Deferred            (152)           (48)           99
                   ------------  -------------  ------------
                           325            577         1,019
                   ------------  -------------  ------------
                       $ 1,524        $ 2,560       $ 4,611
                   ============  =============  ============

     The provisions for income taxes differ from amounts computed at the U.S. Federal statutory rate as follows (IN THOUSANDS):

                                                   Year ended March 31,
                                            2001           2000         1999
                                         ----------    ----------   ----------
Income tax at statutory rate              $ 1,215        $ 2,123      $ 3,824
State tax net of federal benefit              208            381          655
Effect of acquisitions, net                    47             38           33
Other                                          54             18           99
                                         ----------    ----------   ----------
                                          $ 1,524        $ 2,560      $ 4,611
                                         ==========    ==========   ==========

     The Company's deferred tax assets (liabilities) were as follows at March 31 (IN THOUSANDS):

                                                         2001           2000
                                                    ------------  -------------
Basis difference in property, plant and equipment      $ (2,072)      $ (2,442)
Net operating loss carryforward                           3,083          3,129
Basis difference in inventory                               512            368
Other                                                       629            363
Valuation allowance                                      (2,267)        (2,267)
                                                    ------------  -------------
Net deferred tax liability                             $   (115)      $   (849)
                                                    ============  =============
Classified as:
     Current deferred tax assets                       $    897       $    894
                                                    ============  =============
     Long-term deferred tax liabilities                $ (1,012)      $ (1,743)
                                                    ============  =============


     The Company and its subsidiaries file their federal tax returns on a consolidated basis. As of March 31, 2001, Sagelands Vineyard has a federal net operating loss carryforward of approximately $9.2 million that will expire through 2015. A valuation allowance has been established for a portion of the related deferred tax asset that management believes may not be realized due to annual limitations resulting from the ownership change in Sagelands Vineyard.


NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

     The consolidated statements of income include the following transactions with related parties (IN THOUSANDS):


                                                                              Year ended March 31,
                                                                       ---------------------------------
                                                                         2001         2000         1999
                                                                       -------       ------       ------

Convertible debenture interest expense - owners and directors          $    -        $    -       $  325
Wine purchases from related parties                                     1,781         2,384        2,651
Grape purchases from related parties                                    5,002         2,612        3,093
Interest income on note receivable from joint venture partner               -             -           31
Lease expense for land and facilities to joint venture partner             15            19           20
Consulting fee to affiliate of an officer                                   -             -          270

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     As of March 31, 2001 future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under noncancelable operating leases with terms in excess of one year are as follows: 2002--$870,000, 2003--$878,000, 2004--$870,000,
2005--$830,000, 2006--$855,000 and thereafter--$8.5 million.
     Rent expense charged to operations was $1,350,666, $1,072,000, and $788,000 for the years ended March 31, 2001, 2000 and 1999, respectively.
     In 1991, the Company and Paragon entered into an agreement ("old agreement") to provide the Company with the option to convert EVV into a "permanent partnership" of unlimited duration. Under the old agreement, the Company had made payments totaling $1,070,000 to Paragon to have the right to extend the life of the joint venture. Under a new agreement, entered into on December 27, 1996 ("new agreement"), the Company agreed to further payments totaling $4,540,000. All required payments have all been made pursuant to the new agreement to date and as of March 31, 2001, $850,000 remains outstanding and is due December 2001. This final payment will provide for the Company's continued 50% ownership throughout the remaining life of the joint venture. Also, at December 2001, the Company will have the option to purchase 50% of the brand name, Edna Valley, for $200,000, which is currently licensed to the joint venture by Paragon. The payments made to extend the life of the joint venture and maintain continuing ownership of the joint venture have been recorded as goodwill and are being amortized over 40 years.

     The Company has contracted with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. The Company estimates that it has contracted to purchase approximately 9,000 to 13,000 tons of grapes per year over the next ten years. While most of these contracts stipulate that prices will be determined by current market conditions at the time of purchase, several long-term contracts provide for minimum grape or bulk wine prices.


NOTE 15 - QUARTERLY DATA (UNAUDITED)
     The Company's quarterly operating results for the fiscal year ended March 31, 2001 and 2000 are summarized below (IN THOUSANDS, EXCEPT PER SHARE DATA):

                         Gross                                     EPS
    Quarter ended       revenues   Gross profit    Net income   (diluted)
---------------------- ----------- -------------- ------------- ----------
March 31, 2001          $   14,656      $ 4,938      $   473     $ 0.05
December 31, 2000           18,828        6,453          789       0.08
September 30, 2000          14,211        4,315          240       0.02
June 30, 2000               14,518        5,412          548       0.05

March 31, 2000              12,442        4,603           72      (0.04)
December 31, 1999           16,361        7,469        1,669       0.18
September 30, 1999          13,177        5,819        1,014       0.11
June 30, 1999               10,828        5,031          926       0.10


     EPS calculations for each of the quarters are based on the weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not be necessarily equal to the full year EPS amount. EPS for the quarter ended March 31, 2001 was calculated using net income available to common stockholders.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Chalone Wine Group, Ltd.


     We have audited the accompanying consolidated balance sheets of The Chalone Wine Group, Ltd. and subsidiaries, as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Chalone Wine Group, Ltd. and subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/DELOITTE & TOUCHE LLP


San Francisco, California

May 11, 2001 (June 15, 2001 as to the last paragraph of Note 8)

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See Part I, Item 4 - Executive Officers of the Registrant. Additional information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     A(1). FINANCIAL STATEMENTS.

     The following financial statements of the Company are included in PART II,
ITEM 8:

                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated Balance Sheets...........................................  22
      Consolidated Statements of Income.....................................  23
      Consolidated Statements of Shareholders' Equity.......................  24
      Consolidated Statements of Cash Flows.................................  25
      Notes to Consolidated Financial Statements............................  26

INDEPENDENT AUDITORS' REPORT................................................  38


     A(2). FINANCIAL STATEMENT SCHEDULES.

     Schedules are omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K, or because the information required to be set forth herein is included in the consolidated financial statements or in notes thereto.

     B. REPORTS ON FORM 8-K.

     The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Report:

     None.



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

3.4      Amendment to Restated Articles, filed July 14, 1993.               (iv)

3.5      Bylaws, as amended through December 1992.                           (i)

3.6      1993 Bylaw amendments.                                             (iv)

4.1      5% Convertible Subordinated Debenture Due 1999 (SDBR
         Debenture), issued to Les Domaines Barons de Rothschild
         Lafite) ("DBR"), dated April 19, 1989.                              (v)

4.2      Shareholders' Agreement between the Company and DBR,
         dated April 19, 1989.                                               (v)

4.3      Form of 5% Convertible Subordinated Debenture Due
         1999 (third-party debentures), issued April 19 and 28, 1989.        (v)

4.4      5% Convertible Subordinated Debenture Due 1999 (1991
         Debenture), issued to DBR, dated September 30, 1991.               (vi)

4.5      Addendum to Shareholders' Agreement, between the Company
         and DBR, dated September 30, 1991.                                 (vi)

4.6      Common Stock Purchase Agreement, between the Company and
         certain designated investors, dated March 29, 1993.               (vii)


--------
(i) Incorporated by reference to Exhibit No. 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, dated March 25, 1992.

(ii) Incorporated by reference to Exhibit Nos. 3.4 and 3.6, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated March 26, 1994.

(iii) Incorporated by reference to Exhibit Nos. 1, 4 and 5, respectively, to the Company's Current Report on Form 8-K dated April 28, 1989.

(iv) Incorporated by reference to Exhibit Nos. 1 and 3, respectively, to the Company's Current Report on Form 8-K dated September 30, 1991.

(vii) Incorporated by reference to Exhibit No. 1 to the Company's Current Report on Form 8-K dated March 31, 1993.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number   Exhibit Description
-------  -------------------

4.7 Form of Warrant for the purchase in the aggregate of up to 828,571 shares of the Company's common stock, issued to certain designated
         investors, effective July 14, 1993.                                 (i)

4.8      Voting Agreement, between Richard H. Graff, William L. Hamilton,
         John A. McQuown, W. Philip Woodward, DBR, Richard C. Hojel,
         and Summus Financial, Inc., dated March 29, 1993.                   (i)

4.9      Common Stock Purchase Agreement, between the Company and
         certain designated investors, dated April 22, 1994.                (ii)

4.10 Form of Warrant for the purchase in the aggregate of up to 833,333 shares of the Company's common stock, issued to certain designated
         investors, effective October 25, 1995.                            (iii)

4.11     Voting Agreement, between  W. Philip Woodward, DBR,
         and Summus Financial, Inc., dated October 25, 1995.               (iii)

10.1     Joint Venture Agreement between the Company and Paragon
         Vineyard Co., Inc. ("Paragon"), effective January 1, 1991.         (iv)

10.2     Revised Grape Purchase Agreement between Edna Valley Vineyard
         Joint Venture and Paragon, effective January 1, 1991.              (iv)

10.3     License Agreement between Edna Valley Vineyard Joint Venture
         and Paragon, effective January 1, 1991.                            (iv)

10.4     Ground Lease between Edna Valley Vineyard Joint Venture and
         Paragon, effective June 1, 1991.                                   (iv)

10.5     Amended and Restated Commercial Winery and
         Agricultural Lease, dated July 31, 1986, assigned by
         Assignment and Assumption Agreement among the
         Company, Lakeside Winery and Vista de Los Vinedos,
         dated August 5, 1986.                                               (v)

--------
(i) Incorporated by reference to Exhibit Nos. 1 and 6, respectively, to the Exhibit herein referenced as Exhibit 4.8.

(ii) Incorporated by reference to Exhibit No. 1 to the Company's Current Report on Form 8-K dated April 27, 1994.

(iii) Incorporated by reference to Exhibit D to Appendix 1 to the Company's Proxy Statement for a Special Meeting of Shareholders, filed October 25, 1995.

(iv) Incorporated by reference to Exhibit Nos. 1, 3, 4 and 2, respectively, to the Company's Current Report on Form 8-K dated May 30, 1991.

(v) Incorporated by reference to Exhibit No. 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-8666), filed September 11, 1986.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number   Exhibit Description
-------  -------------------

10.6     Novation and Modification Agreement, between the Company
         and Henry P. and Marina C. Wright, dated July 15, 1988,
         Amending Agreement incorporated as Exhibit 10.5.                    (i)

10.7     Tenancy in Common Agreement, between the Company
         and Henry P. and Marina C. Wright, dated July 15, 1988.             (i)

10.8     Vineyard Lease, between the Company and Henry P. and
         Marina C. Wright, dated July 15, 1988.                              (i)

10.9     1988 Qualified Profit-Sharing Plan, approved May 21, 1988.         (ii)

10.11    Amendment No. 2 to Qualified Profit Sharing Plan, incorporated
         as Exhibit 10.9, dated February 7, 1990.                          (iii)

10.12    Profit Sharing Trust Agreement                                      (i)

10.13    Easement Agreement between the Company and Stonewall
         Canyon Ranches, dated August 19, 1988.                              (i)

10.14    1987 Stock Option Plan, as amended effective May 16, 1991.         (iv)

10.15    1988 Non-Discretionary Stock Option Plan, as amended effective
         May 16, 1991.                                                      (iv)

10.16    Employee Stock Purchase Plan, as amended effective May 16, 1991.   (iv)

10.17    Amendment/Extension of Employee Stock Purchase Plan,
         effective July 13, 1993.                                            (v)

10.18    Agreement of Joint Venture, between the Company and Canoe
         Ridge Vineyard, Incorporated [CRVI], dated December 31, 1990.      (vi)

-------
(i) Incorporated by reference to Exhibit Nos. 10.22, 10.20 and 10.21, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

(ii) Incorporated by reference to Exhibit Nos. 10.16, 10.17 and 10.24, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

(iii) Incorporated by reference to Exhibit Nos. 10.17 and 10.18, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated March 27, 1990.

(iv) Incorporated by reference to Exhibit Nos. 10.23, 10.24 and 10.25, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, dated March 25, 1992.

(v) Incorporated by reference to Exhibit Nos. 10.22 and 10.29, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated March 26, 1994.

(vi) Incorporated by reference to Exhibit No. 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, dated March 26, 1991.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number   Exhibit Description
-------  -------------------

10.19    Credit Agreement between the Company and Wells Fargo Bank,
         dated July 20, 1992.                                                (i)

10.20    Industrial Real Estate Lease, dated February 19, 1993.              (i)

10.21    First Amendment to Credit Agreement between the Company
         and Wells Fargo Bank incorporated as Exhibit 10.19, dated
         March 18, 1993.                                                     (i)

10.22    First Amendment to Industrial Real Estate Lease incorporated as
         Exhibit 10.20, dated December 8, 1993.                             (ii)

10.23    Credit Agreement between the Company and Wells Fargo Bank,
         dated August 30, 1993.                                            (iii)

10.24    First Amendment to Credit Agreement between the Company and
         Wells Fargo Bank, attached as Exhibit 10.22, dated March 24,
         1994.                                                             (iii)

10.25    Credit Agreement between the Company and Wells Fargo Bank,
         dated July 29, 1994.                                              (iii)

10.26    Canoe Ridge Winery, Inc., Shareholders' Agreement, among the
         Company and designated Washington State investors, dated
         November 30, 1994.                                                (iii)

10.27    Amendment to Employee Stock Purchase Plan, effective
         January 1, 1995.                                                  (iii)

10.28    Omnibus Agreement between the Company, DBR,
         and Summus Financial, dated August 22, 1995.                       (iv)

10.29    Credit Agreement between the Company and Wells Fargo Bank,
         dated December 29, 1995.                                            (v)

-------
(i) Incorporated by reference to Exhibit Nos. 10.24 through 10.27, respectively, to the Company's Annual Report On Form 10-K for the year ended December 31, 1992, dated March 29, 1993.

(ii) Incorporated by reference to Exhibit Nos. 10.22 and 10.29, respectively, to the Company's Annual Report On Form 10-K for the year ended December 31, 1993, dated March 26, 1994.

(iii) Incorporated by reference to Exhibit Nos. 10.23 through 10.27, respectively, to the Company's Annual Report On Form 10-K for the year ended December 31, 1994, dated March 27, 1995.

(iv) Incorporated by reference to Appendix I to the Company's Proxy Statement for a Special Meeting of Shareholders, Filed October 25, 1995.

(v) Incorporated by reference to Exhibit No. 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number   Exhibit Description
-------  -------------------


10.30    Credit Agreement between Edna Valley Vineyard and
         Wells Fargo Bank, dated July 31, 1995.                              (i)

10.31    Purchase Agreement between the Company,
         Richard H. Graff, Trustee, Graff 1993 Trust dated
         June 10, 1993, a trust and Richard H. Graff an
         individual, dated July 1, 1996.                                     (i)

10.32    Promissory Note between the Company and Richard H. Graff,
         dated July 1, 1996.                                                 (i)

10.33    Secured Purchase Money Promissory Note between the Company and Richard H. Graff, Trustee, Graff 1993 Trust, dated July 1,
         1996.                                                               (i)

10.34    Residential Lease between the Company and Richard H. Graff,
         dated July 1, 1996.                                                 (i)

10.35    Consulting and Non-Competition Agreement between the Company
         and Richard H. Graff, date July 1, 1996.                            (i)

10.36    Credit Agreement between the Canoe Ridge Vineyard, LLC,
         and Wells Fargo Bank, dated August 15, 1996.                        (i)

10.37    Credit Agreement between the Company and Wells Fargo Bank,
         dated September 25, 1996.                                           (i)

10.38    Amendment to Joint Venture Agreement
         of Edna Valley Vineyard between Paragon Vineyard Co., Inc.,
         and the Company, dated December 23, 1996.                           (i)

10.39    Credit Agreement between the Company and Wells Fargo Bank,
         dated July 30, 1997.                                               (ii)

10.40    Credit Agreement between Edna Valley Vineyard and
         Wells Fargo Bank, dated July 30, 1997.                             (ii)

10.41    Credit Agreement between Canoe Ridge Vineyard, LLC,
         and Wells Fargo Bank, dated July 30, 1997.                         (ii)

10.42    First Amendment to Credit Agreement between the Company
         and Wells Fargo Bank incorporated as Exhibit 10.39, dated
         January 5, 1998.                                                   (ii)

10.43    Second Amendment to Credit Agreement between the Company
         and Wells Fargo Bank incorporated as Exhibit 10.39, dated
         June 9, 1998.                                                      (ii)

--------
(i) Incorporated by reference to Exhibit nos. 10.30 through 10.38, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(ii) Incorporated by reference to Exhibit nos. 10.39 through 10.45, respectively, to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number   Exhibit Description
-------  -------------------


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

10.50    Purchase Agreement among Peter Ansdell, SHW Equity Co., and
         the Company, and SHW Equity Co., dated June 15, 1999.              (ii)

10.51 Senior unsecured notes (series A,B,C) between Agstar Financial Services, Farm Credit Services of America and the Company,
         dated September 15, 2000.                                         (iii)

10.52    Amendments to agreement between Agstar Financial Services,
         Farm Credit Services of America and the Company dated
         February, 2001.                                                    (iv)

10.53    Revolving Loan Promissory Note renewal between Cooperative
         Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland,"
         New York Branch and the Company, dated March 31, 2001.              (v)

23 Consent of Deloitte & Touche LLP to incorporation by reference, dated June 28, 2001.

-------
(i) Incorporated by reference to Exhibit Nos. 10.39 through 10.45, respectively, to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

      THE CHALONE WINE GROUP, LTD.


      By /s/ THOMAS B. SELFRIDGE
         --------------------------------------------------------------
         Thomas B. Selfridge
         Chief Executive Officer
         (Principal Executive Officer)



      By /s/ SHAWN CONROY BLOM
         ----------------------------------------------------------------
         Shawn Conroy Blom
         Vice President of Finance and Chief Financial Officer


      Dated:  June 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ THOMAS B. SELFRIDGE                           Director         June 28, 2001
---------------------------------------------
Thomas B. Selfridge



/s/ W. PHILIP WOODWARD                            Chairman         June 28, 2001
---------------------------------------------
W. Philip Woodward



/s/ CHRISTOPHE SALIN                              Vice Chairman    June 28, 2001
---------------------------------------------
Christophe Salin



/s/ CRISTINA G. BANKS                             Director         June 28, 2001
---------------------------------------------
Cristina G. Banks



/s/ WILLIAM G. MYERS                              Director         June 28, 2001
---------------------------------------------
William G. Myers



/s/ JAMES H. NIVEN                                Director         June 28, 2001
---------------------------------------------
James H. Niven

/s/ ERIC DE ROTHSCHILD                            Director         June 28, 2001
---------------------------------------------
Eric de Rothschild



/s/ MARK HOJEL                                    Director         June 28, 2001
---------------------------------------------
Mark Hojel



/s/ YVES-ANDRE ISTEL                              Director         June 28, 2001
---------------------------------------------
Yves-Andre Istel



/s/ PHILLIP M. PLANT                              Director         June 28, 2001
---------------------------------------------
Phillip M. Plant



/s/ C. RICHARD KRAMLICH                           Director         June 28, 2001
---------------------------------------------
C. Richard Kramlich

                          THE CHALONE WINE GROUP, LTD.
                     DIRECTORS, OFFICERS & WINERY LOCATIONS

BOARD OF DIRECTORS
W. Philip Woodward, CHAIRMAN
Thomas B. Selfridge, PRESIDENT & CHIEF EXECUTIVE OFFICER
Cristina G. Banks
Mark A. Hojel
Yves-Andre Istel
C. Richard Kramlich
William G. Myers
James H. Niven
Phillip M. Plant
Eric de Rothschild
Christophe Salin

OFFICERS
W. Philip Woodward, CHAIRMAN
Thomas B. Selfridge, PRESIDENT & CHIEF EXECUTIVE OFFICER
Shawn Conroy Blom, VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER Robert B. Farver, VICE PRESIDENT OF SALES AND DISTRIBUTION
Paul K. Novak, VICE PRESIDENT OF MARKETING

ACACIA WINERY
2750 Las Amigas Road, Napa, California 94559
707.226.9991

CANOE RIDGE VINEYARD
1102 W. Cherry Street, Walla Walla, Washington 99362
509.527.0885

CARMENET WINERY
1700 Moon Mountain Drive, Sonoma, California 95476
707.996.5870

CHALONE VINEYARD
Stonewall Canyon Road & Highway 146, Soledad, California 93960
831.678.1717

ECHELON VINEYARDS
4910 Edna Road, Suite A, San Luis Obispo, California 93401
707.254.4200

EDNA VALLEY VINEYARD
2585 Biddle Ranch Road, San Luis Obispo, California 93401
805.544.5855

JADE MOUNTAIN
P.O. Box 596, Angwin, California 94508
707.226.7373

SAGELANDS WINERY
71 Gangl Road, Wapato, Washington 98951
509.877.2112

NAPA PROGRAM
621 Airpark Road, Napa, California 94558
707.963.3808

CORPORATE OFFICE
621 Airpark Road, Napa, California 94558-6272
707.254.4200
HTTP://WWW.CHALONEWINEGROUP.COM

CHALONE WINE FOUNDATION
707.254.4219

COMMON STOCK
Chalone Wine Group, Ltd.
Common stock is currently traded over-the-counter in the NASDAQ National Market System, under the symbol "CHLN."

STOCK TRANSFER AGENT
BankBoston, N.A.
c/o EquiServe
P.O. Box 8040
Boston, MA 02266-8040
Investor Relations Number 781.575.3120
Internet Address:  HTTP://WWW.EQUISERVE.COM

INDEPENDENT AUDITORS
Deloitte & Touche LLP
San Francisco, California

LEGAL COUNSEL
Farella Braun + Martel, LLP
San Francisco, California

ANNUAL MEETING
The Annual Meeting of Shareholders will be held on Wednesday, August 22, 2001, at 10:00am at Chalone Wine Group's corporate office, 621 Airpark Road, Napa, California.

ANNUAL REPORT (FORM 10-K)
A copy of the Company's Annual Report, Form 10-K for the year ended March 31, 2001 is filed with the Securities & Exchange Commission and is available to shareholders by written request to:

                  Chalone Wine Group
                  Attn:  Investor Relations
                  621 Airpark Road
                  Napa, California 94558-6272