Form 10-Q
period 2001-06-30
CHALONE WINE GROUP LTD
filed 2001-08-14
CIK 742685

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


The number of shares outstanding of Registrant's Common Stock on August 8, 2001 was 10,303,283.


================================================================================

                          THE CHALONE WINE GROUP, LTD.


                         PART I. - FINANCIAL INFORMATION


                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of June 30, 2001,
        and March 31, 2001.                                                   3

        Consolidated Statements of Income for the three-month
        periods ended June 30, 2001 and 2000.                                 4

        Consolidated Statements of Cash Flows for the
        three-month periods ended June 30, 2001 and 2000.                     5

        Notes to Consolidated Financial Statements.                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   7

                     PART II. - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     14



                          THE CHALONE WINE GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                               ASSETS

                                                                      June 30,     March 31,
                                                                        2001          2001
                                                                     ---------     ---------
                                                                     (unaudited)

 Current assets:
      Cash and equivalents                                           $       -     $      56
      Accounts receivable net                                            9,832        10,128
      Inventory                                                         58,008        59,333
      Prepaid expenses                                                     446           533
      Deferred income taxes                                              1,052           897
                                                                     ---------     ---------
          Total current assets                                          69,338        70,947
 Investment in Chateau Duhart-Milon                                      7,747         7,824
 Property, plant and equipment - net                                    69,242        67,197
 Goodwill and trademarks - net of accumulated
     amortization of $2,329 and $2,161, respectively                    10,586        10,581
 Other assets                                                            1,298         1,342
                                                                     ---------     ---------
               Total assets                                          $ 158,211     $ 157,891
                                                                     =========     =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Accounts payable and accrued liabilities                       $   8,086     $   7,517
      Revolving bank loan                                               19,935        19,999
      Current maturities of related party note payable                      18            18
      Current maturities of long-term borrowings                         2,030         2,032
                                                                     ---------     ---------
          Total current liabilities                                     30,069        29,566
 Long-term borrowings, less current maturities                          48,101        48,608
 Related party note payable, net of current portion                        878           882
 Deferred income taxes                                                   1,012         1,012
                                                                     ---------     ---------
               Total liabilities                                        80,060        80,068
                                                                     ---------     ---------
 Minority interest                                                       2,786         2,689

 Shareholders' equity:
     Common stock - authorized 15,000,000 shares no par value;
        issued and outstanding: 10,302,177 and 10,248,491 shares,
        respectively                                                    61,770        61,578
     Retained earnings                                                  18,315        17,901
     Accumulated other comprehensive loss                               (4,720)       (4,345)
                                                                     ---------     ---------
               Total shareholders' equity                               75,365        75,134
                                                                     ---------     ---------
               Total liabilities and shareholders' equity            $ 158,211     $ 157,891
                                                                     =========     =========


    The accompanying notes are an integral part of the consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE DATA)




                                                     Three Months Ended
                                                          June 30,
                                                   ----------------------
                                                     2001          2000
                                                   --------      --------

Gross revenues                                     $ 13,902      $ 14,518
   Excise taxes                                        (375)         (388)
                                                   --------      --------
Net revenues                                         13,527        14,130
Cost of wines sold                                   (8,082)       (8,718)
                                                   --------      --------
   Gross profit                                       5,445         5,412
Other operating revenues, net                            31            11
Selling, general and administrative expenses         (3,838)       (3,668)
                                                   --------      --------
   Operating income                                   1,638         1,755
Interest expense, net                                (1,027)         (888)
Equity in net income of Chateau Duhart-Milon            199           318
Minority interests                                     (109)         (256)
                                                   --------      --------
   Income before income taxes                           701           929
Income taxes                                           (287)         (381)
                                                   --------      --------
   Net income                                      $    414      $    548
                                                   ========      ========

Net income available to common shareholders        $    414      $    548

   Earnings per share - basic                      $   0.04      $   0.05
   Earnings per share - diluted                    $   0.04      $   0.05

Weighted average number of shares outstanding:
   Basic                                             10,262        10,226
   Diluted                                           10,335        10,226


The accompanying notes are an integral part of the consolidated financial statements



                          THE CHALONE WINE GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                  Three months ended
                                                                        June 30,
                                                                 --------------------
                                                                   2001        2000
                                                                 --------    --------

 Cash flows from operating activities:
    Net income                                                   $   414     $   548
    Adjustments to reconcile net income to net cash provided
       by operating activities:
    Depreciation and amortization                                  1,516         973
    Equity in Chateau Duhart-Milon                                  (199)       (318)
    Increase (decrease) in minority interest                         109         256
    Loss(gain) on sale of assets                                      41           -
    Changes in:
       Deferred income taxes                                         (86)          -
       Accounts receivable                                           296         766
       Inventory                                                   1,325       2,435
       Prepaid expenses and other assets                             131         689
       Accounts payable and accrued liabilities                      373        (622)
                                                                 -------     -------
    Net cash provided by operating activities                      3,920       4,727
                                                                 -------     -------
 Cash flows from investing activities:
    Capital expenditures                                          (3,618)     (2,910)
    Property and business acquisitions                                 -      (3,509)
    Proceeds from disposal of property and equipment                  27           -
    Distributions from Duhart-Milon                                    -         698
                                                                 -------     -------
       Net cash used in investing activities                      (3,591)     (5,721)
                                                                 -------     -------
 Cash flows from financing activities:
    Borrowings (repayments) on revolving bank loan - net             (64)      2,257
    Distributions to minority interests                                -        (400)
    Repayment of long-term and other debt                           (513)       (371)
    Proceeds from issuance of common stock                           192           -
                                                                 -------     -------
       Net cash provided by financing activities                    (385)      1,486
                                                                 -------     -------
 Net increase (decrease) in cash and equivalents                     (56)        492
 Cash and equivalents at beginning of period                          56           -
                                                                 -------     -------
 Cash and equivalents at end of period                           $     -     $   492
                                                                 =======     =======

 Other cash flow information:
    Interest paid, net                                           $ 1,027     $   655
    Income taxes paid                                                 83          81


The accompanying notes are an integral part of the consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended March 31, 2001.


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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $10,346,000 at the date of adoption and annual amortization of $361,000 that resulted from business combinations completed prior to the adoption of SFAS 141.

NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon and gains or losses relating to derivative instruments. The following is a reconciliation of net income and comprehensive income (IN THOUSANDS):

                                                    Three months ended
                                                         June 30,
                                                   --------------------
                                                    2001          2000
                                                   ------        ------
Net income                                         $ 414         $ 548
Cumulative effect of adopting SFAS No. 133          (188)            -
Changes in fair value of derivatives                  80             -
Transition adjustment reclassified in earnings        19             -
Foreign currency translation loss                   (276)         ( 17)
                                                   -----         -----
Comprehensive income                               $  39         $ 531
                                                   =====         =====

NOTE 4 - EARNINGS PER SHARE ("EPS")

     Basic EPS represents net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income divided by the weighted average number of common shares outstanding while also giving effect to the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. This effect is calculated using the treasury stock method.

NOTE 5 - DERIVATIVE INSTRUMENTS

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as assets or liabilities, measured at fair value. For each period, changes in fair value are reported in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 also requires the Company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Upon adoption of SFAS No. 133, the Company recorded a derivative liability of $319,000 and, as other comprehensive income, $188,000 ($319,000 pre-tax) for the cumulative effect of change in accounting principle. The fair value of this derivative (an interest rate swap) as of June 30, 2001 was $185,000. The change in the swap's carrying value from April 1, 2001 to June 30, 2001 is reflected as a reduction to other comprehensive loss in the balance sheet.

     The Company uses derivative instruments to manage exposures to interest rate risks in accordance with its risk management policy. The Company's objectives for holding derivatives are to minimize the risks using the most effective

                          THE CHALONE WINE GROUP, LTD.


methods to eliminate or reduce the impacts of these exposures. The Company formally documents the relationship between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking its hedging activities. The Company formally designates derivatives as hedging instruments on the date the derivative contract is entered into. The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows. During the period ended June 30, 2001, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in this Item 2, relating to projections or predictions about the Company's future investments in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company; (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages and (vii) the risks associated with the assimilation of acquisitions. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended March 31, 2001.


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

                          THE CHALONE WINE GROUP, LTD.


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



RESULTS OF OPERATIONS - FIRST QUARTER OF FISCAL 2002 COMPARED TO FIRST QUARTER OF FISCAL 2001

                                                 Three months ended
                                                      June 30,
                                                 ------------------
                                                  2001       2000   2001 vs 2000
                                                 -------    ------- ------------

Net revenues                                     100.0 %    100.0 %     0.0 %
Cost of sales                                    (59.7)%    (61.7)%    (3.2)%
                                                 -------    -------
  Gross profit                                    40.3 %     38.3 %     5.2 %
Other operating revenues, net                      0.2 %      0.1 %   100.0 %
Selling, general and admin. expenses             (28.4)%    (26.0)%     9.2 %
                                                 -------    -------
  Operating income                                12.2 %     12.4 %    (1.6)%
Interest expense                                 ( 7.6)%    ( 6.3)%    20.6 %
Equity in net income of Chateau Duhart-Milon       1.5 %      2.3 %   (34.8)%
Minority interests                               ( 0.8)%    ( 1.8)%   (55.6)%
                                                 -------    -------
  Income before income taxes                       5.2 %      6.6 %   (21.2)%
Income taxes                                     ( 2.1)%    ( 2.7)%   (22.2)%
                                                 -------    -------
  Net income                                       3.1 %      3.9 %   (20.5)%
                                                 =======    =======


NET REVENUES

     Net revenues for the three-month period ended June 30, 2001 decreased approximately 4% over the comparable period in the prior year. This decrease was caused by lower average revenue-per-case caused by changes in product mix and lower sales volume primarily due to product availability. The problem of product availability was substantially rectified in late June of 2001.

GROSS PROFIT

     Gross profit margin for the three months ended June 30, 2001, increased by approximately 2% over the comparable period in the prior year. This percentage increase primarily resulted from lower costs attributable to the release of 2000 vintage wines.

OTHER OPERATING REVENUES

     Other operating revenues usually consist of processing and other revenue from third-party wineries. The Company cannot predict the effect on future operating results, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.

                          THE CHALONE WINE GROUP, LTD.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended June 30, 2001, increased approximately $170,000 or 4% over the comparable period in the prior year. This change was primarily a result of increased selling costs offset by a delay of other promotional activities as compared with the timing of similar efforts in the prior year.

OPERATING INCOME

     Operating income for the three months ended June 30, 2001, decreased $84,000 or 5% primarily due to the decrease in sales volume.

INTEREST EXPENSE

     Interest expense increased $139,000 for the three months ended June 30, 2001, primarily due to higher average outstanding borrowings which are a result of business and property acquisitions during fiscal year 2001 and continuing capital expenditures related to winery-expansion.

EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the three months ended June 30, 2001 was $199,000 or 37% decrease from prior year. This change was primarily a result of product release timing issues.

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

MINORITY INTEREST

     The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV for the three months ended June 30, 2001 was $109,000. The decrease in minority interest from the prior year of $147,000 or 57% was due to the elimination of the Canoe Ridge minority interest when the Company purchased the remaining 49.5% interest in Canoe Ridge on February 7, 2001.


NET  INCOME

     Net income for the three months ended June 30, 2001, was $414,000, reflecting a decrease of 24% over the comparable period in the prior year. This decrease was primarily due to lower sales volume and increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased approximately $2.2 million during the three months ended June 30, 2001 primarily as a result of a decrease in inventory and accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

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

     The Company expects to finance these future capital needs through operations, security offerings and additional borrowings. There can be no assurance that the Company will be able to obtain this financing on terms acceptable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $10,346,000 at the date of adoption and annual amortization of $361,000 that resulted from business combinations completed prior to the adoption of SFAS 141.

DISCLOSURES ABOUT RISK


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

     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the three months ended June 30, 2001, approximately 86% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.

     Approximately 89% of our consolidated net revenues in the three months ended June 30, 2001 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 45%, 12%, 19% and 13% of our net revenues, respectively.

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

     It is also possible that the vineyards could be infested by new strains of Phylloxera, insects, fungi, viruses or similar perils. For example, a new strain of the sharpshooter (glassy winged), a flying insect that is believed to carry Pierces' Disease and can kill vines with which it comes into contact, recently was discovered in Southern California and is believed to be migrating north. The Company is actively supporting the efforts of the agricultural industry to control this pest and is making every reasonable effort to prevent an infestation in our own vineyards. We cannot, however, guarantee that we will succeed in preventing contamination in our vineyards.

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

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 4% and 46%, respectively, of our net revenues during the three months ended June 30, 2001. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a single broker in order to sell our wines within California. Such sales represent 38% of our net revenues during the three-month period ended June 30, 2001. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

     WE WILL NEED MORE WORKING CAPITAL TO GROW

     The premium wine industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years, which must be financed by cash from operations, additional borrowings or additional equity.

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

     CONTAMINATION OF OUR WINES WOULD HARM OUR BUSINESS

     We are subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of our wines could result in the need for a product recall which could significantly damage our reputation for product quality, which we believe is one of our principal competitive advantages. We maintain insurance against these kinds of risks, and others, under various general liability and product liability insurance policies. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us.

     THE LOSS OF KEY EMPLOYEES WOULD DAMAGE OUR REPUTATION AND BUSINESS

     Our success depends to some degree upon the continued services of a number of key employees. Although some key employees are under employment contracts with us for specific terms, the loss of the services of one or more of our key employees could harm our business and our reputation, particularly if one or more of our key employees resigns to join a competitor or to form a competing company. In such an event, despite provisions in our employment contracts, which are designed to prevent the unauthorized disclosure or use of our trade secrets, practices or procedures by such personnel under these circumstances, we cannot be certain that it would be able to enforce these provisions or prevent such disclosures.

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 4% of total consolidated revenue for the three months ended June 30, 2001. The volume of international transactions is increasing and may increase these risks in the future.

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


    OUR ACQUISITIONS AND POTENTIAL FUTURE ACQUISITIONS INVOLVE A NUMBER OF RISKS

    Our acquisition of Staton Hills Winery (renamed Sagelands Winery), the possible construction of a new winery on the Suscol Ranch property we recently acquired and potential future acquisitions involve risks which include assimilating these operations into our Company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations because Staton Hills is in Washington State and our Company is headquartered in California; integrating the technology and infrastructures of disparate entities; risks inherent in the production of wine in, and marketing of wine from, Washington State; and the replanting of existing vineyards from white wine grapes to red wine grapes.

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

                          THE CHALONE WINE GROUP, LTD.


PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         None.

     (b) Reports on Form 8-K.

         The Company filed a report on Form 8-K, dated May 17, 2001, to report the Company's final determination to change its fiscal year (Item 8.) from one ending on March 31 to one ending on December 31.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   AUGUST 8, 2001               THE CHALONE WINE GROUP, LTD.
-----------------------               ----------------------------
                                              (Registrant)


                                      /s/ THOMAS B. SELFRIDGE
                                      ------------------------------------------
                                      Thomas B. Selfridge
                                      President and Chief Executive Officer




DATED:  AUGUST 8, 2001                /s/ SHAWN CONROY BLOM
----------------------                ------------------------------------------
                                      Shawn Conroy Blom
                                      Vice President and Chief Financial Officer