Form 10-K/A
period 2001-03-31
CHALONE WINE GROUP LTD
filed 2001-09-13
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A
                                 AMENDMENT NO.1

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




                                EXPLANATORY NOTE

The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2001 solely to correct a typographical error by revising the paragraph referred to in the date of the Independent Auditors' Report on page 38 of such Annual Report. This Amendment consists of Item 8, Financial Statements and Supplementary Data, which includes the Independent Auditors' Report and the revised paragraph reference therein as described above.

                          THE CHALONE WINE GROUP, LTD.

                                 INDEX TO 10K/A

                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated Balance Sheets............................................ 3
      Consolidated Statements of Income...................................... 4
      Consolidated Statements of Shareholders' Equity........................ 5
      Consolidated Statements of Cash Flows.................................. 6
      Notes to Consolidated Financial Statements............................. 7

INDEPENDENT AUDITORS' REPORT................................................. 19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


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

The accompanying notes are an integral part of the consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (All amounts in thousands)



                                                Common Stock                                  Accumulated
                                            ---------------------      Stock                     Other                  Compre-
                                            Number of               Subscription  Retained   Comprehensive              hensive
                                             Shares       Amount     Receivable   Earnings        Loss        Total     Income
                                            ---------    --------   ------------  --------   -------------  --------   ---------
Balance, March 31, 1998                        8,394     $ 46,871     $ -         $  5,993      $ (2,459)   $ 50,405
    Employee stock purchase plan                   8           80       -           -             -               80
    Warrants exercised                           143        1,000       -           -             -            1,000
    Options exercised                            164          882       (1,007)     -             -             (125)
    Profit sharing                                12          132       -           -             -              132
    Foreign currency
      translation adjustment                  -            -            -           -                163         163    $   163
    Net income                                -            -            -            6,636        -            6,636      6,636
                                            ---------    ---------    ---------   ---------     ---------   ---------   --------
Balance, March 31, 1999                        8,721       48,965       (1,007)     12,629        (2,296)     58,291      6,799
                                            ---------    ---------    ---------   ---------     ---------   ---------   --------
    Employee stock purchase plan                   8           65       -           -             -               65
    Warrants exercised and deemed
      dividend                                   833        6,667       -             (459)       -            6,208
    Options exercised                             20          115       -           -             -              115
    Return of common stock in
      settlement of subscription
      receivable                                (104)      (1,012)       1,007      -             -               (5)
    Debenture conversion                         738        6,500       -           -             -            6,500
    Profit sharing, net of repurchases             8           77       -           -             -               77
    Foreign currency
      translation adjustment                  -            -            -           -             (1,260)     (1,260)    (1,260)
    Net income                                -            -            -            3,681        -            3,681      3,681
                                            ---------    ---------    ---------   ---------     ---------   ---------   --------
Balance, March 31, 2000                       10,224       61,377       -           15,851        (3,556)     73,672      2,421
                                            ---------    ---------    ---------   ---------     ---------   ---------   --------
    Employee stock purchase plan                   7           48       -           -             -               48
    Options exercised                              8           61       -           -             -               61
    Profit sharing, net of repurchases             9           92       -           -             -               92
    Foreign currency
      translation adjustment                  -            -            -           -               (789)       (789)      (789)
    Net income                                -            -            -            2,050        -            2,050      2,050
                                            ---------    ---------    ---------   ---------     ---------   ---------   --------
Balance, March 31, 2001                       10,248     $ 61,578       -         $ 17,901      $ (4,345)   $ 75,134    $ 1,261
                                            =========    =========    =========   =========     ==========  =========   ========

The accompanying notes are an integral part of the consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)


                                                                                Year Ended March 31,
                                                                        ----------------------------------
                                                                          2001         2000         1999
                                                                        --------     --------     --------
Cash flows from operating activities:
    Net income                                                          $  2,050     $  3,681     $  6,636
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                        5,877        4,758        3,814
      Equity in net income of Chateau Duhart-Milon                          (761)        (735)        (766)
      Increase in minority interests                                         377        1,290        1,219
      Other                                                                 (799)        (105)          25
      Changes in:
        Accounts and other receivable                                      1,266       (2,320)      (1,737)
        Inventory                                                         (5,365)      (7,740)      (6,649)
        Prepaid expenses and other assets                                    (34)         279       (1,261)
        Deferred income taxes                                               (734)      (1,014)         572
        Accounts payable and accrued liabilities                           1,281        3,159         (931)
                                                                        --------     --------     --------
      Net cash provided by operating activities                            3,158        1,253          922
                                                                        --------     --------     --------
Cash flows from investing activities:
    Capital expenditures                                                 (15,200)     (10,889)      (7,112)
    Vineyard property acquired                                                 -      (22,152)           -
    Business acquired, net of cash acquired                               (3,500)      (6,127)           -
    Proceeds from disposal of property and equipment                       7,536          204           89
    Collection of notes receivable                                          (470)          39          164
    Investment in Edna Valley Vineyard                                         -       (1,090)           -
    Acquisition of minority interest in Canoe Ridge Vineyard              (3,960)           -
    Distributions from Duhart-Milon                                        1,294          738            -
                                                                        --------     --------     --------
      Net cash used in investing activities                              (14,300)     (39,277)      (6,859)
                                                                        --------     --------     --------
Cash flows from financing activities:
    Borrowings (repayment) on revolving bank loan-net                     (7,018)      23,079       (7,014)
    Repayment of short-term debt                                               -            -         (952)
    Distributions to minority interests                                     (700)        (809)        (619)
    Proceeds from long-term debt                                          30,000       10,000       25,182
    Repayment of long-term debt                                          (11,285)        (381)     (12,309)
    Repayment of convertible subordinated debentures                           -       (2,000)           -
    Proceeds from warrants exercised                                           -        6,208        1,000
    Proceeds from issuance of common stock                                   201          257           87
                                                                        --------     --------     --------
      Net cash provided by financing activities                           11,198       36,354        5,375
                                                                        --------     --------     --------
Net increase (decrease) in cash and equivalents                               56       (1,670)        (562)
Cash and equivalents at beginning of year                                      -        1,670        2,232
                                                                        --------     --------     --------
Cash and equivalents at end of year                                     $     56     $      -     $  1,670
                                                                        ========     ========     ========
Other cash flow information:
    Interest paid                                                       $  3,449     $  2,896     $  1,779
    Income taxes paid                                                        370        4,135        4,271
Non-cash transactions:
    Debenture converted into common stock                                      -        6,500            -
    Return of stock in settlement of subscription receivable                   -        1,012            -


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


                                                                      Effect of dilutive securities
                                                                      -----------------------------
                                                                                         Stock
                                                              Basic EPS     Warrants    options   Diluted EPS
                                                              ---------     --------    -------   -----------
     Year ended March 31, 2001
     Income available to common stockholders                  $  2,050         -         -         $  2,050
     Shares                                                     10,238         -          14         10,252
                                                              --------                             --------
     EPS                                                      $   0.20                             $   0.20
                                                              ========                             ========

  Year ended March 31, 2000:
     Income available to common stockholders (1)              $  3,222         -         -         $  3,222
     Shares                                                      9,383         100       -            9,483
                                                              --------                             --------
     EPS                                                      $   0.34                             $   0.34
                                                              ========                             ========

  Year ended March 31, 1999:
     Income available to common stockholders                  $  6,636         -         -         $  6,636
     Shares                                                      8,669         183       -            8,852
                                                              --------                             --------
     EPS                                                      $   0.77                             $   0.75
                                                              ========                             ========

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


NOTE 3 - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         A summary of the changes in the Company's allowance for doubtful accounts receivable is as follows:


                                          Balance at      Charges to                      Balance at
                                         Beginning of     Costs and                         End of
                                            Period         Expenses       Deductions        Period
                                        --------------- -------------- ---------------- -------------

Year ended March 31:
     1999                                $           78  $          53  $          (44)  $        87
                                        =============== ============== ================ =============

     2000                                $           87  $         114  $          (72)  $       129
                                        =============== ============== ================ =============

     2001                                $          129  $         320  $          (56)  $       393
                                        =============== ============== ================ =============



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
                                    ==============   ==============

NOTE 7 - INVESTMENT IN CHATEAU DUHART-MILON

      Duhart-Milon's condensed balance sheet as of March 31, 2001 and 2000 and the results of its operations for fiscal years ended March 31, 2001, 2000 and 1999 are as follows (translated into U.S. dollars at the year-end and average exchange rate for the period, respectively) (IN THOUSANDS):

                                      2001          2000
                                  -----------  ------------
Inventory                            $ 2,812       $ 2,911
Other current assets                   6,068         9,737
                                  -----------  ------------
      Current assets                   8,880        12,648
                                  -----------  ------------
Property and equipment, net            1,619         1,917
                                  -----------  ------------
      Total assets                  $ 10,499      $ 14,565
                                  ===========  ============

Current liabilities                  $ 2,066       $ 2,442
Partner's equity                       8,433        12,123
                                  -----------  ------------
      Total liabilities and equity  $ 10,499      $ 14,565
                                  ===========  ============

      Duhart-Milon's results of operations are summarized as follows (IN THOUSANDS):

                                                         Year ended March 31,
                                                  -------------------------------------
                                                    2001          2000           1999
                                                  --------      --------       --------
Revenues                                          $ 5,470       $ 5,583        $ 5,941
Cost of Sales                                      (2,453)       (2,308)        (2,626)
                                                  --------      --------       --------
     Gross profit                                   3,017         3,275          3,315
                                                  --------      --------       --------
Revenues from other operations, net                   221            40            154
                                                  --------      --------       --------
     Net earnings                                 $ 3,238       $ 3,315        $ 3,469
                                                  ========      ========       ========

Company's share of net earnings                   $   761       $   779        $   815
Less:  amortization expense                             -           (44)           (49)
                                                  --------      --------       --------
     Equity in investment of Duhart-Milon         $   761       $   735        $   766
                                                  ========      ========       ========


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
                                                                                     ============ ============

      The revolving credit facility and term loan are pursuant to an agreement with a bank that was entered into in March 1999. The agreement includes restrictive covenants regarding: maintenance of certain financial ratios; mergers or acquisitions; loans, advances or debt guarantees; additional borrowings; annual lease expenditures; annual fixed asset expenditures; changes in control of the Company; and declaration or payment of dividends.
      On September 15, 2000 the Company refinanced certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "Notes"). Proceeds from the Notes were used to repay a $20 million of revolving bank borrowings under a previous credit agreement and $10 million of the $30 million term loan. Interest on the Notes is payable quarterly at rates ranging from 8.90% to 9.05% and principal repayments are scheduled beginning September 15, 2004 through maturity on September 15, 2010. In connection with this refinancing, available revolving debt borrowings under the credit agreement were reduced from $40 million to $25 million, of which the Company had borrowed $19.9 million as of March 31, 2001, with $5.1 million unused and available.
      The Notes were issued pursuant to a Note Purchase Agreement which contains restrictive covenants including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments, and payment of dividends. At March 31, 2001, the Company was not in compliance with one of these covenants, but the covenant was modified on June 15, 2001 retro-actively to March 31, 2001 to enable the Company to be in compliance as of that date. Management believes that the Company will be able to remain in compliance with these financial covenants through March 31, 2002.

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
                                      =============

         In 1999 the Company entered into an interest-rate swap contract for a notional amount of $20.0 million, maturing on April 6, 2006. This contract effectively converts the variable LIBOR rate which would otherwise be paid by the Company on its $20.0 million bank term-loan balance into a fixed-rate obligation over a period which corresponds to that of the underlying loan agreement. During that time, the rate which the Company will be obligated to pay, after including the lending institution's additional mark-up (which is based on financial ratios, and varies accordingly) will be fixed between 6.95% and 7.12%. The fair value of the contract was approximately $319,000 on March 31, 2001, which amount will be the cumulative transition adjustment recorded in other comprehensive income as of April 1, 2001 as required under SFAS No. 133 (see Note 1).

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
                                                     ================   ===============


      Additional information regarding options outstanding as of March 31, 2001 is as follows:

   Exercise              Number       Remaining         Weighted Avg.
    Prices            Outstanding  Contractual Life    Exercise Price
--------------        -----------  ----------------    --------------
$5.00-$7.99              62,940       2.8 years           $      6.77
$8.00-$9.99             333,274       6.1 years                  8.93
$10.00-$12.00           394,280       5.6 years                 11.42
                      -----------  ----------------    --------------
                        790,494       5.6 years           $     10.00
                      ===========  ================    ==============

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

                                            Year ended March 31,
                                  -------------------------------------
Net income:                         2001          2000           1999
                                  -------        -------        -------
       As reported (1)            $ 2,050        $ 3,222        $ 6,636
       Pro forma                  $ 1,759        $ 2,712        $ 5,727
Earnings per share:
       Basic                       $ 0.20         $ 0.34         $ 0.77
       Diluted                     $ 0.20         $ 0.34         $ 0.75
       Pro forma basic             $ 0.17         $ 0.29         $ 0.66
       Pro forma diluted           $ 0.17         $ 0.29         $ 0.65

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


NOTE 12 - INCOME TAXES

      The provision for income taxes for the years ended March 31 are summarized as follows (IN THOUSANDS):

                         2001           2000          1999
                   ------------  -------------  ------------
Federal
      Current          $ 1,782        $ 2,949       $ 3,121
      Deferred            (583)          (966)          471
                   ------------  -------------  ------------
                         1,199          1,983         3,592
                   ------------  -------------  ------------
State
      Current              477            625           920
      Deferred            (152)           (48)           99
                   ------------  -------------  ------------
                           325            577         1,019
                   ------------  -------------  ------------
                       $ 1,524        $ 2,560       $ 4,611
                   ============  =============  ============



      The provisions for income taxes differ from amounts computed at the U.S. Federal statutory rate as follows (IN THOUSANDS):

                                                Year ended March 31,
                                       2001           2000           1999
                                     -------        -------        -------
Income tax at statutory rate         $ 1,215        $ 2,123        $ 3,824
State tax net of federal benefit         208            381            655
Effect of acquisitions, net               47             38             33
Other                                     54             18             99
                                     -------        -------        -------
                                     $ 1,524        $ 2,560        $ 4,611
                                     =======        =======        =======

      The Company's deferred tax assets (liabilities) were as follows at March 31 (IN THOUSANDS):

                                                        2001           2000
                                                   -----------  -------------
Basis difference in property, plant and equipment    $ (2,072)      $ (2,442)
Net operating loss carryforward                         3,083          3,129
Basis difference in inventory                             512            368
Other                                                     629            363
Valuation allowance                                    (2,267)        (2,267)
                                                   -----------  -------------
Net deferred tax liability                             $ (115)        $ (849)
                                                   ===========  =============
Classified as:
     Current deferred tax assets                        $ 897          $ 894
                                                   ===========  =============
     Long-term deferred tax liabilities              $ (1,012)      $ (1,743)
                                                   ===========  =============


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


NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

      The consolidated statements of income include the following transactions with related parties (IN THOUSANDS):


                                                                              Year ended March 31,
                                                                     -----------------------------------
                                                                        2001         2000         1999
                                                                     --------    ----------     --------
Convertible debenture interest expense - owners and directors        $      -    $    -         $    325
Wine purchases from related parties                                     1,781         2,384        2,651
Grape purchases from related parties                                    5,002         2,612        3,093
Interest income on note receivable from joint venture partner               -         -               31
Lease expense for land and facilities to joint venture partner             15            19           20
Consulting fee to affiliate of an officer                                   -         -              270



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


/s/ DELOITTE & TOUCHE LLP


San Francisco, California

May 11, 2001 (June 15, 2001 as to the fourth paragraph of Note 8)

      C. EXHIBITS.

      A copy of any exhibits (at a reasonable cost) or the Exhibit Index will be furnished to any shareholder of the Company upon receipt of a written request therefor. Such request should be sent to The Chalone Wine Group, Ltd., 621 Airpark Road, Napa, California 94558, Attention: Investor Relations.

      23.1        Consent of Deloitte & Touche LLP to incorporation by
                           reference, dated September 13, 2001.




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



      By /S/ SHAWN CONROY BLOM
         ----------------------------------------------------------------
         Shawn Conroy Blom
         Vice President of Finance and Chief Financial Officer
         (Principal Financial and Accounting Officer)

      Dated:  September 13, 2001