Form 10-Q
period 2001-09-30
CHALONE WINE GROUP LTD
filed 2001-11-14
CIK 742685

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

The number of shares outstanding of Registrant's Common Stock on November 7, 2001 was 10,301,479.

================================================================================

                          THE CHALONE WINE GROUP, LTD.

                         PART I. - FINANCIAL INFORMATION

                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of September 30, 2001,
        and March 31, 2001.                                                   3

        Consolidated Statements of Income for the three-month
        and six-month periods ended September 30, 2001 and 2000.              4

        Consolidated Statements of Cash Flows for the six-month
        periods ended September 30, 2001 and 2000.                            5

        Notes to Consolidated Financial Statements.                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   8



                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     15



                          THE CHALONE WINE GROUP, LTD.


                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                     ASSETS


                                                                              September 30,                 March 31,
                                                                                   2001                       2001
                                                                              ---------------------------------------
                                                                               (unaudited)


Current assets:
    Cash and equivalents                                                         $       -                  $      56
    Accounts receivable, net                                                         9,215                     10,128
    Inventory                                                                       59,738                     59,333
    Prepaid expenses and other                                                         656                        533
    Deferred income taxes                                                            1,360                        897
                                                                                 ---------                  ---------
        Total current assets                                                        70,969                     70,947
Investment in Chateau Duhart-Milon                                                   8,494                      7,824
Property, plant and equipment - net                                                 72,383                     67,197
Goodwill and trademarks - net of accumulated
    amortization of $2,499 and $2,161, respectively                                 10,461                     10,581
Other assets                                                                         1,252                      1,342
                                                                                 ---------                  ---------
        Total assets                                                             $ 163,559                  $ 157,891
                                                                                 =========                  =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                     $   9,606                  $   7,517
    Revolving bank loan                                                             23,441                     19,999
    Current maturities of related party note payable                                    18                         18
    Current maturities of long-term borrowings                                       2,034                      2,032
                                                                                 ---------                  ---------
        Total current liabilities                                                   35,099                     29,566
Long-term borrowings, less current maturities                                       47,573                     48,608
Related party note payable, net of current portion                                     892                        882
Deferred income taxes                                                                1,012                      1,012
                                                                                 ---------                  ---------
        Total liabilites                                                            84,576                     80,068
                                                                                 ---------                  ---------

Minority interest                                                                    2,973                      2,689

Shareholders' equity:
    Common stock - authorized 15,000,000 shares no par value;
        issued and outstanding: 10,301,479 and 10,248,491 shares,
        respectively                                                                61,773                     61,578
    Retained earnings                                                               18,841                     17,901
    Accumulated other comprehensive loss                                            (4,604)                    (4,345)
                                                                                 ---------                  ---------
        Total shareholders' equity                                                  76,010                     75,134
                                                                                 ---------                  ---------
        Total liabilities and shareholders' equity                               $ 163,559                  $ 157,891
                                                                                 =========                  =========


                 The accompanying notes are an integral part of the consolidated financial statements




                          THE CHALONE WINE GROUP, LTD.


                        CONSOLIDATED STATEMENTS OF INCOME
                (unaudited, in thousands, except per share data)


                                                          Three months ended                    Six months ended
                                                            September 30,                        September 30,
                                                     ---------------------------          ---------------------------
                                                       2001              2000               2001              2000
                                                     --------          ---------          --------          ---------

Gross revenues                                       $ 13,396          $ 14,211           $ 27,299          $ 28,729
     Excise taxes                                        (344)             (374)              (719)             (762)
                                                     --------          --------           --------          --------
Net revenues                                           13,052            13,837             26,580            27,967
Cost of wines sold                                     (7,547)           (9,522)           (15,629)          (18,240)
                                                     --------          --------           --------          --------
     Gross profit                                       5,505             4,315             10,951             9,727
Other operating revenues, net                              (2)               27                 29                38
Selling, general and administrative expenses           (3,576)           (4,094)            (7,414)           (7,762)
                                                     --------          --------           --------          --------
     Operating income                                   1,927               248              3,566             2,003
Interest expense, net                                  (1,032)           (1,059)            (2,059)           (1,947)
Equity in net income of Chateau Duhart-Milon              183               215                382               533
Other income                                                -               848                  -               848
Minority interests                                       (187)              154               (296)             (102)
                                                     --------          --------           --------          --------
     Income before income taxes                           891               406              1,593             1,335
Income taxes                                             (366)             (166)              (653)             (547)
                                                     --------          --------           --------          --------
     Net income                                      $    525          $    240           $    940          $    788
                                                     ========          ========           ========          ========

     Earnings per share-basic & diluted              $   0.05          $   0.02           $   0.09          $   0.08

Weighted average number of shares outstanding:
     Basic                                             10,302            10,233             10,282            10,229
     Diluted                                           10,381            10,233             10,355            10,229


       The accompanying notes are an integral part of the consolidated financial statements



                          THE CHALONE WINE GROUP, LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                Six months ended
                                                                  September 30,
                                                                ------------------
                                                                  2001       2000
                                                                -------    -------

Cash flows from operating activities:
    Net income                                                  $   940    $   788
    Adjustments to reconcile net income to net cash provided
      by operating activites:
    Depreciation and amortization                                 2,916      1,959
    Equity in net income of  Chateau Duhart-Milon                  (382)      (533)
    Increase (decrease) in minority interests                       296        102
    Loss (gain) on sale of assets                                    (8)      (837)
    Changes in:
      Deferred income taxes                                        (463)         -
      Accounts receivable                                           913       (540)
      Inventory                                                    (405)     3,361
      Prepaid expenses and other assets                             (33)       511
      Accounts payable and accrued liabilities                    1,545         73
                                                                -------    -------
    Net cash provided by operating activities                     5,319      4,884
                                                                -------    -------

    Cash flows from investing activities:
      Capital expenditures                                       (8,111)    (7,541)
      Property and business acquisitions                              -     (3,518)
      Proceeds from disposal of property and equipment              122      7,419
      Distributions from Chateau Duhart-Milon                         -        564
                                                                -------    -------
        Net cash used in investing activities                    (7,989)    (3,076)
                                                                -------    -------

    Cash flows from financing activities:
      Borrowings (repayments) on revolving bank loan - net        3,442    (21,107)
      Distributions to minority interests                             -       (400)
      Proceeds from private placement financing                       -     30,000
      Repayment of long-term and other debt                      (1,023)   (10,261)
      Proceeds from issuance of common stock                        195          -
                                                                -------    -------
        Net cash provided by (used in) financing activities       2,614     (1,768)
                                                                -------    -------

    Net increase (decrease) in cash and equivalents                 (56)        40
    Cash and equivalents at beginning of period                      56          -
                                                                -------    -------
    Cash and equivalents at end of period                       $     -    $    40
                                                                =======    =======

    Other cash flow information:
      Interest paid                                             $ 2,149    $ 1,867
      Income taxes paid                                              83        139


The accompanying notes are an integral part of the consolidated financial statements.


                          THE CHALONE WINE GROUP, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended March 31, 2001.

         The consolidated balance sheet at March 31, 2001, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended, included in the Company's annual report on Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets subsequent to their acquisition and provides that intangible assets with finite useful lives be amortized. The statement also provides that goodwill and other intangible assets with indefinite lives not be amortized, but tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of approximately $10,346,000 at the date of adoption and annual amortization of $361,000 that resulted from business combinations completed prior to the adoption.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that an obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs be recognized as a liability when incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity would capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset by the same amount as the liability. An entity would subsequently allocate that asset retirement cost to expense using a systematic and rational method over its useful life. The Company will adopt SFAS No. 143 for its calendar year beginning January 1, 2003. The adoption of SFAS No. 143 should not have a material effect on the Company's operating results or financial position.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that a long-lived asset be considered held and used until it is disposed of. For the long-lived assets to be disposed of by sale, the accounting model retains the requirement of Statement 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Therefore, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The Company will adopt SFAS No. 144 for its calendar year beginning January 1, 2002. The adoption of SFAS No. 144 should not have a material effect on the Company's operating results or financial position.

                          THE CHALONE WINE GROUP, LTD.


NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon and gains or losses relating to derivative instruments. The following is a reconciliation of net income and comprehensive income (loss) (IN THOUSANDS):

                                                       Six months ended
                                                         September 30,
                                                     --------------------
                                                         2001       2000
                                                     --------- ----------
 Net income                                             $ 940      $ 788
 Cumulative effect of adopting SFAS No. 133              (188)         -
 Changes in fair value of derivatives                    (374)         -
 Transition adjustment reclassified in earnings            15          -
 Foreign currency translation gain (loss)                 288       (803)
                                                     --------- ----------
 Comprehensive income (loss)                            $ 681      $ (15)
                                                     ========= ==========

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

NOTE 5 - DERIVATIVE INSTRUMENTS

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as assets or liabilities, measured at fair value. For each period, changes in fair value are reported in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 also requires the Company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Upon adoption of SFAS No. 133, the Company recorded a derivative liability of $319,000 and, as other comprehensive income, $188,000 ($319,000 pre-tax) representing the cumulative effect of this change in accounting principle. The fair value of this derivative (an interest rate swap) as of September 30, 2001 was $953,000. The change in the swap's carrying value from April 1, 2001 to September 30, 2001 is reflected as a reduction to other comprehensive loss in shareholders' equity.

     The Company uses derivative instruments to manage exposures to interest rate risks in accordance with its risk management policy. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the exposure to interest rate fluctuations. The Company formally documents the relationship between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking its hedging activities. The Company formally designates derivatives as hedging instruments on the date the derivative contract is entered into. The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the period ended September 30, 2001, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

                          THE CHALONE WINE GROUP, LTD.


NOTE 6-SUBSEQUENT EVENTS

     On October 9, 2001, Les Domaines Barons de Rothschild (Lafite) ("DBR") and SFI Intermediate Ltd ("SFI"), our two major shareholders, extended short-term loans to the Company. The aggregate amount of the loans is up to $8.5 million, of which $6.8 million has been funded. The loans are unsecured and accrue interest at a rate of 5.0% per year. Proceeds from the loans are being used for working capital until the Company receives the proceeds from the rights offering. The loans are due and payable on the earlier of two business days after (a) the closing of the rights offering initiated on October 12, 2001 or
(b) the withdrawal and termination of the rights offering prior to its closing. In connection with these loans, DBR and SFI also agreed that if the rights offering does not close by November 30, 2001 and we have not withdrawn the registration statement related to the rights offering, then they shall provide us with an additional $6.0 million of financing on commercially reasonable terms that the parties shall negotiate in good faith.

     We are conducting a rights offering under which each of our shareholders has received pro rata rights to purchase additional shares of our common stock. On September 14, 2001, we filed with the Securities and Exchange Commission a registration statement on Form S-3 in connection with this rights offering. On October 10, 2001, we filed an amendment to the registration statement. Proceeds from the rights offering are expected to retire the short-term loans from DBR & SFI and for additional working capital. Under this rights offering each shareholder has been given the right to buy shares of our common stock at $8.50 per share. Shareholders have also been given an oversubscription privilege to purchase shares for which rights have not been exercised. The Company has offered rights to purchase up to $15 million of its common stock. As both DBR & SFI have committed to exercise their respective basic subscription privileges and oversubscription privileges in full, the Company expects to realize the entire $15 million of the rights offering.



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

                          THE CHALONE WINE GROUP, LTD.


State, as well as from purchased grapes. The wines are primarily sold under the labels "Chalone Vineyard(R)," "Edna Valley Vineyard(R)," "Carmenet(R)," "Acacia(TM)," "Canoe Ridge Vineyard(R)," "Jade Mountain(R)," "Sagelands Winery(R)," and "Echelon(TM)".

     In France, the Company owns a minority interest in fourth-growth Bordeaux estate Chateau Duhart-Milon ("Duhart-Milon") in partnership with DBR. The vineyards of Duhart-Milon are located adjacent to the world-renowned Chateau Lafite-Rothschild in the town of Pauillac.



RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS OF FISCAL 2001 COMPARED TO
SECOND QUARTER AND SIX MONTHS OF FISCAL 2000

                                                  Three months ended         Percent           Six months ended        Percent
                                                     September 30,            Change             September 30,          Change
                                               --------------------------------------------------------------------------------
                                                   2001          2000       2001 vs 2000      2001         2000    2001 vs 2000
                                               ------------  ------------ --------------- ------------  ---------- ------------

 Net revenues                                      100.0 %       100.0 %         0.0 %      100.0 %       100.0 %        0.0 %
 Cost of sales                                     (57.8)%       (68.8)%       (16.0)%      (58.8)%       (65.2)%       (9.8)%
                                               ------------  ------------                 ----------  ------------
    Gross profit                                    42.2 %        31.2 %        35.3 %       41.2 %        34.8 %       18.4 %
 Other operating revenues, net                       0.3 %         0.2 %        50.0 %        0.2 %         0.1 %      100.0 %
 Selling, general and admin. expenses              (27.8)%       (29.6)%        (6.1)%      (28.0)%       (27.8)%        0.7 %
                                               ------------  ------------                 ----------  ------------
    Operating income                                14.7 %         1.8 %       716.6 %       13.4 %         7.1 %       88.7 %
 Interest expense                                   (7.9)%        (7.7)%         2.6 %       (7.7)%        (7.0)%       10.0 %
 Equity in net income of Chateau Duhart-Milon        1.4 %         1.6 %       (12.5)%        1.4 %         1.9 %      (26.3)%
 Other Income                                        0.0 %         6.1 %      (100.0)%        0.0 %         3.0 %     (100.0)%
 Minority interests                                 (1.4)%         1.1 %      (227.3)%       (1.2)%        (0.4)%      200.0 %
                                               ------------  ------------                 ------------  -----------
    Income before income taxes                       6.8 %         2.9 %       134.4 %        5.9 %         4.6 %       28.3 %
 Income taxes                                       (2.8)%        (1.2)%       133.3 %       (2.4)%        (2.0)%       20.0 %
                                               ------------  ------------                 ----------  ------------
    Net income                                       4.0 %         1.7 %       135.3 %        3.5 %         2.6 %       34.6 %
                                               ============  ============                 ==========  ============

NET REVENUES

     Net revenues for the three months and six months ended September 30, 2001 decreased approximately 6% and 5%, respectively over the comparable periods in the prior year. This decrease was caused by lower average revenue-per-case caused by changes in product mix and lower sales volume primarily due to product availability.

GROSS PROFIT

     Gross profit margin for the three months and six months ended September 30, 2001, increased by approximately 28% and 13%, respectively over the comparable periods in the prior year. This percentage increase primarily resulted from lower costs attributable to the release and sale of 2000 vintage wines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months and six months ended September 30, 2001, decreased approximately $518,000 or 13%, and $348,000 or 4%, respectively, over the comparable periods in the prior year. This change was primarily a result of lower selling costs and a postponement of other promotional activities as compared with the timing of similar efforts in the prior year.

OPERATING INCOME

     Operating income for the three months and six month ended September 30, 2001, increased $1.7 million or 677%, and $1.6 million or 78%, respectively, primarily due to the lower costs attributable to the release of 2000 vintage wines and lower selling, general and administrative expenses.

                          THE CHALONE WINE GROUP, LTD.


INTEREST EXPENSE

     Interest expense decreased $27,000 for the three months ended September 30, 2001, primarily due to lower interest rates, and increased $112,000 for the six months then ended due to higher average outstanding borrowings which are a result of business and property acquisitions during fiscal year 2001 and continuing capital expenditures related to winery-expansion.

EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the three months and six months ended September 30, 2001 are $183,000 and $382,000 respectively. This change was primarily a result of delayed product releases as compared to the prior year.

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

MINORITY INTEREST

     The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV for the three months and six months ended September 30, 2001 was $187,000 and $296,000 respectively. The increase in minority interest was $341,000, or 221%, and $194,000, or 190%, for each of the three and six month periods ended September 30, 2001, respectively, when compared to the same periods last year. These increases were due to the elimination of the Canoe Ridge minority interest when the Company purchased the remaining 49.5% interest in Canoe Ridge on February 7, 2001.

NET  INCOME

     Net income for the three months and six months ended September 30, 2001, was $525,000 and $940,000 respectively, reflecting an increase of 119% and 19% over the comparable periods in the prior year. This increase was primarily due to the lower cost of sales attributable to the release of 2000 vintage wines and lower selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased approximately $5.5 million during the six months ended September 30, 2001 primarily as a result of a decrease in accounts receivable and increased payables and revolving bank debt to fund property, plant and equipment expenditures and other cash requirements.

     The net increase in the revolving bank loan borrowings from $19.9 million at March 31, 2001 to $23.4 million at September 30, 2001, reflect the funding of capital expenditures and other cash requirements. At September 30, 2001, there were additional borrowings of approximately $1.6 million available under the revolving bank loan.

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

                          THE CHALONE WINE GROUP, LTD.


DISCLOSURES ABOUT RISK


     You should read the following disclosures in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations. These disclosures are intended to discuss certain material risks of the Company's business as they appear to management at this time. However, this list is not exhaustive. Other risks may, and likely will, arise from time to time.

     OUR REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER

     We believe period-to-period comparisons of our operating results are not necessarily meaningful, and cannot be relied upon as indicators of future performance. In addition, there can be no assurance that our revenues will grow or be sustained in future periods or that we will maintain our current profitability in the future. Significant factors in these quarterly fluctuations, none of which are within our control, are changes in consumer demand for our wines, the affect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us, interest rates, inventory levels and the timing of releases for certain wines, among other factors. Consequently, we have experienced, and expect to continue to experience, seasonal fluctuations in revenues and operating results.

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

     REDUCED CONSUMER SPENDING COULD LESSEN DEMAND FOR OUR WINES AND HARM OUR BUSINESS

     Consumer spending trends and changes in consumer tastes have a substantial impact on the wine industry and our business. To the extent that wine purchases are negatively impacted by economic and other factors, or wine consumers reduce consumption of wine in favor of other beverages, demand for our wines could decrease.

     OUR BUSINESS IS SEASONAL, WHICH COULD CAUSE OUR MARKET PRICE TO FLUCTUATE

     Our business is subject to seasonal as well as quarterly fluctuations in revenues and operating results. Our sales volume tends to increase during the summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our level of borrowing. For example, our borrowing levels typically are highest during winter when we have to pay growers for grapes harvested and make payments related to the grape harvest. These and other factors may cause fluctuations in the market price of our common stock.

     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the six months ended September 30, 2001, approximately 89% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase which could harm our business.

     Approximately 87% of our consolidated net revenues in the six months ended September 30, 2001 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Cabernet Sauvignon, Pinot Noir, and Merlot accounted for 47%, 15%, 13% and 12% of our net revenues, respectively. Changes in consumer preferences with respect to these varietal wines could adversely affect our business.

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

                          THE CHALONE WINE GROUP, LTD.


     The wine industry has experienced significant consolidation. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers.

     OUR BUSINESS IS SUBJECT TO A VARIETY OF AGRICULTURAL RISKS

     Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions can affect the quality and quantity of grapes available to us, decreasing the supply of our products and negatively impacting profitability.

     Many California vineyards have been infested in recent years with phylloxera. Our vineyard properties are primarily planted to rootstocks believed to be resistant to phylloxera. However, there can be no assurance that our existing vineyards, or the rootstocks we are now using in our planting programs, will not become susceptible to current or new strains of phylloxera.

     Pierce's Disease is a vine bacterial disease that has been in California for more than 100 years. It kills grapevines and there is no known cure. Small insects called sharpshooters spread this disease. A new strain of the sharpshooter, the glassy winged, was discovered in Southern California and is believed to be migrating north. We are actively supporting the efforts of the agricultural industry to control this pest and are making every reasonable effort to prevent an infestation in our own vineyards. We cannot, however, guarantee that we will succeed in preventing contamination in our vineyards.

     Grape growing requires adequate water supplies. We generally supply our vineyards' water needs through wells and reservoirs located on our properties. We believe that we either have, or are currently planning to insure, adequate water supplies to meet the needs of all of our vineyards. However, a substantial reduction in water supplies could result in material losses of grape crops and vines.

     The weather phenomenon commonly referred to as "El Nino" produced heavy rains and cooler weather during the spring of 1999 and 1998, which resulted in colder and wetter soils than are typical during California's grape growing season. Consequently, the 1999 and 1998 harvests were postponed by approximately four to six weeks depending on the geographic location and varietals. The unusual weather conditions resulting from El Nino impacted the quantity and quality of our 1998 estate harvest. The size of our most significant crops ranged from normal-sized yields to 50% of normal yields (depending on the varietal and particular estate).

     Despite the reduction in the yield, harvested estate crops, in combination with contracted grape purchases, are expected to permit us to meet originally anticipated sales projections from our 1999 and 1998 vintage Chardonnay, Cabernet, and Merlot varietals. Together, these varietals have historically comprised between 80% and 85% of our aggregate annual production.


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

     AN OVERSUPPLY OF GRAPES MAY ALSO HARM OUR BUSINESS

     Current trends in the domestic and foreign wine industry point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the worldwide supply of premium wine grapes and the amount of wine which will be produced in the future. This expected increase in grape production could result in an excess of supply over demand and force us to reduce, or not increase, our prices.

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our

                          THE CHALONE WINE GROUP, LTD.


wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined represented approximately 5% and 44%, respectively, of our net revenues during the six months ended September 30, 2001. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a single broker to sell our wines within California. Such sales represent 42% of our net revenues during the six months ended September 30, 2001. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

     WE WILL NEED MORE WORKING CAPITAL TO GROW

     The premium wine industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years, which must be financed by cash from operations and, by additional borrowings or additional equity.

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 4% of total consolidated revenue for the six months ended Septmber 30, 2001. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

     INFRINGEMENT OF OUR TRADEMARKS MAY DAMAGE OUR BRAND NAMES OR OUR BUSINESS

     Our wines are branded consumer products, and we distinguish our wines from our competitors' by enforcement of our trademarks. There can be no assurance that competitors will refrain from infringing our marks or using trademarks, tradenames or trade dress which dilute our intellectual property rights, and any such actions may require us to become involved in litigation to protect these rights. Litigation of this nature can be very expensive and tends to divert management's time and attention.


     OUR ACQUISITIONS AND POTENTIAL FUTURE ACQUISITIONS INVOLVE A NUMBER OF
RISKS

     Our acquisition of Staton Hills Winery (renamed Sagelands Winery), the possible construction of a new winery on the Suscol Ranch property we recently acquired and potential future acquisitions involve risks associated with assimilating these operations into our company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations because Staton Hills is in Washington State and we are headquartered in California; integrating the technology and infrastructures of disparate entities; producing wine in, and marketing wine from, Washington State; and replanting existing vineyards from white wine grapes to red wine grapes.

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

     THE MARKET PRICE OF OUR COMMON STOCK  FLUCTUATES

     All of the foregoing risks, among others not known or mentioned in this report, may have a significant effect on the market price of our shares. The stock markets have experienced extreme price and volume trading volatility in recent months and years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated or disproportionate to the specific company's operating performance and could similarly affect our market price.

                          THE CHALONE WINE GROUP, LTD.


PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         None.

     (b) Reports on Form 8-K.

         The Company filed a report on Form 8-K (Item 5), dated October 19, 2001, to report the Company's announcement of a new price, record date and expiration date for the Company's rights offering.

         The Company filed a report on Form 8-K (Item 5), dated September 28, 2001, to report the Company's announcement of its plans for a rights offering to its shareholders.

         The Company filed a report on Form 8-K (Item 5), dated September 21, 2001, to report that the Company's two largest shareholders had entered into a voting agreement.

         The Company filed a report on Form 8-K (Item 5), dated August 31, 2001,
         to  report  the  Company's   announcement   of  W.  Philip   Woodward's
         resignation as chairman of the board.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2001          THE CHALONE WINE GROUP, LTD.
--------------------------          ----------------------------
                                          (Registrant)


                                   /s/ THOMAS B. SELFRIDGE
                                   --------------------------------------------
                                   Thomas B. Selfridge
                                   President and Chief Executive Officer




Dated:  November 14, 2001           /s/ SHAWN CONROY BLOM
-------------------------           --------------------------------------------
                                   Shawn Conroy Blom
                                   Vice President and Chief Financial Officer