Form 10-K
period 2001-12-31
CHALONE WINE GROUP LTD
filed 2002-03-29
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[ ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                       OR
[X]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
              the Transition Period from April 1, 2001 to December
                                    31, 2001

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

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 2002 there were 3,551,620 shares of the Company's voting no par value common stock, with an aggregate market value of $36.2 million held by non-affiliates. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of the Registrant's common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not intended to be conclusive. As of March 13, 2002, there were 12,068,944 shares outstanding of the Company's voting no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders of the Chalone Wine Group, Ltd. (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS.

     A.   GENERAL.

     The Company produces, markets and sells super premium, ultra premium, and luxury-priced white and red varietal table wines, primarily Pinot Noir, Cabernet Sauvignon, Merlot, Syrah, Chardonnay and Sauvignon Blanc. The Company owns and operates wineries in various counties of California and Washington State. The Company's wines are made primarily from grapes grown at Moon Mountain Vineyard, Carmenet Vineyards, Edna Valley Vineyard, Chalone Vineyard, Company-owned vineyards adjacent to the Acacia(TM) Winery, Hewitt Vineyard and Suscol Creek Vineyard in California and the Canoe Ridge Vineyard in Washington State, as well as from purchased grapes.

     The wines are primarily sold under the labels "Provenance Vineyards(TM)," "Chalone Vineyards(R)," "Edna Valley Vineyard(R)," "Carmenet(R)," "Acacia(TM)," "Canoe Ridge(R) Vineyard," "Jade Mountain(R)," "Sagelands Vineyard(R)," and "Echelon(TM)."

     In France, the Company owns a minority interest in fourth-growth Bordeaux estate Chateau Duhart-Milon ("Duhart-Milon") in partnership with Les Domaines Barons de Rothschild (Lafite) ("DBR"). The vineyards of Duhart-Milon are located adjacent to the world-renowned Chateau Lafite-Rothschild in the town of Pauillac.

     The Chalone Wine Group, Ltd. was incorporated under the laws of the State of California on June 27, 1969. Unless otherwise indicated, the terms "we" and "Company" used in this report refer to The Chalone Wine Group, Ltd. and its consolidated subsidiaries. The Company became a publicly held reporting company as the result of an initial public offering of common stock in 1984.

     CHANGE IN FISCAL YEAR-END
     In 2001, the Company changed its fiscal year end from March 31 to December
31. As a result, the Company is reporting a nine-month transition period ending on December 31, 2001. By having the fiscal and calendar year the same, our fiscal year matches that of Paragon Vineyard, our joint partner of Edna Valley Vineyard, and DBR, our partner in Chateau Duhart-Milon. This simplifies accounting procedures and financial reporting. Consequently, these financial statements may contain financial information that is not comparable on a period-to-period basis. Refer to the Consolidated Financial Statements.

     SIGNIFICANT EVENTS

     RIGHTS OFFERING RAISED $15 MILLION
     Company shareholders purchased $15 million of additional stock during a Rights Offering that expired on November 20, 2001. The Company offered shareholders the pro rata right to purchase additional shares of Chalone Wine Group common stock for $8.50 per share. This additional capital was used to pay short-term notes and for the company's long-term growth.

     To insure the company raised the full $15 million, its two largest shareholders, DBR and SFI Intermediate Ltd. ("SFI"), had agreed that each would exercise all of the rights offered to them. In addition, based on their holdings of the company, DBR and SFI agreed to purchase all remaining shares that were not purchased by other shareholders. Of the $15 million of additional stock purchased, DBR purchased $7.9 million, SFI purchased $3.2 million, and other shareholders purchased $3.9 million.

     COMPANY CO-FOUNDER STEPS DOWN AS CHAIRMAN OF THE BOARD
     Almost thirty years after founding the company with the late Richard Graff, W. Philip Woodward in August stepped down from his position of Chairman of the Board to become Chairman Emeritus. Christophe Salin, President of DBR, was appointed the new Chairman. Mr. Woodward resigned to focus his energies on The Chalone Wine Foundation, a separate nonprofit corporation he began in 1997 as a way to give back to the industry and to the communities in which the company has wineries.

     CHALONE WINE GROUP ENTERED NAPA VALLEY CABERNET SAUVIGNON MARKET WITH TWO NEW WINERIES
     In September, the Company introduced Provenance Vineyards(TM)and Hewitt Vineyard wineries, which adds ultra premium and luxury-priced Napa Valley Bordeaux-style wines to our portfolio. Through long-term contracts with top vineyards in the Rutherford, Oakville and Carneros districts, Provenance Vineyards will showcase the distinctiveness of Napa Valley's best areas. The winery's inaugural release of 1999 Rutherford Cabernet Sauvignon became available to consumers in December 2001. While the winery will focus on Rutherford Cabernet Sauvignon, it eventually will also release a small amount of Napa Carneros Merlot and an Oakville Cabernet Sauvignon.

     In February 2000, the Company purchased Hewitt Vineyard, a historic Cabernet Sauvignon Vineyard in Napa Valley's famous Rutherford Bench. Hewitt Vineyard will produce only a single estate Cabernet Sauvignon. The winery's inaugural release will be its 2000 vintage in the Fall of 2003.

     CANOE RIDGE VINEYARD EXPANSION
     In February 2001 the Company announced plans to expand Canoe Ridge Vineyard's winery for a total of $2.8 million, of which $1.8 million was spent during the nine-month transition period. The new 19,000 square foot building was completed in late 2001 and includes office space, a conference room and most of the Canoe Ridge Vineyard wine production.

     CARMENET TRANSFORMS INTO THREE DISTINCT WINERIES
     To make it easier for consumers to know exactly what they are buying, Carmenet announced in December that it had transformed into three distinct wineries, each with a unique look but a familiar name. By splitting into three separate wineries with distinctive labels, each wine's style, price point and source of grapes will be clear to the consumer. The three wineries are Moon Mountain Vineyard, Dynamite Vineyards, and Carmenet Vineyards.


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


     C.   NARRATIVE DESCRIPTION OF BUSINESS.

     OVERVIEW

     The Company owns the following properties in the United States and France, either wholly or in partnership with others, all of which have related company-owned vineyards with the exception of Edna Valley Vineyard. The specific ownership structure is as follows:


                                                FORM OF
     PROPERTY                   OWNERSHIP      OWNERSHIP           LOCATION
     --------                   ---------      ---------           --------

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

     VINEYARD PRACTICES

     The Company believes that the soils and micro-climates of each vineyard from which it obtains its grapes are particularly suitable for the varieties of grapes with which they have been or, are being, planted.

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

     WINE PRODUCTION AND WINES

     This table sets forth the wine production of the Company for the 2001, 2000, and 1999 vintages. The wines' vintage is the year during which the grapes are harvested. The following information is presented in terms of "equivalent" number of cases. The precise number of cases is not known at this time because many of these vintages are still being aged in barrels and tanks. For the purpose of this schedule and the discussion that follows, wines purchased by the Company for resale purposes are excluded.


                                   2001                      2000                       1999
                          _______________________   ________________________   ________________________
                          Equivalent                Equivalent                 Equivalent
                          Number of                 Number of                  Number of
                          Cases        % of Total   Cases         % of Total   Cases         % of Total
                          __________   __________   __________    __________   __________    __________

Chardonnay                   243,750          37%      288,990           40%      187,500           36%
Sauvignon Blanc               12,350           2%        9,425            1%        6,000            1%
Pinot Blanc                    4,290           1%        4,420            1%        5,200            1%
Other white wines             11,115           1%       13,130            2%       10,000            2%
                          __________   __________   __________    __________   __________    __________
     Total white wines       271,505          41%      315,965           44%      208,700           40%
                          __________   __________   __________    __________   __________    __________
Pinot Noir                    92,365          14%       75,920           11%       44,600            9%
Cabernet Sauvignon           127,725          19%      117,520           17%      114,200           22%
Merlot                       126,685          19%      131,820           18%      110,400           21%
Syrah                         36,855           6%       64,220            9%       35,200            7%
Other red wines                7,670           1%        5,525            1%        5,500            1%
                          __________   __________   __________    __________   __________    __________
     Total red wines         391,300          59%      395,005           56%      309,900           60%
                          __________   __________   __________    __________   __________    __________
     Total production        662,805         100%      710,970          100%      518,600          100%
                          ==========   ==========   ==========    ==========   ==========    ==========


     The Company's wines are aged primarily in new and used oak barrels before they are bottled. Generally, white wines are aged between six and nine months, and red wines between nine and eighteen months, after harvest. The wine is then bottled and stored for further aging.

     CHALONE VINEYARD: Chalone Vineyard sales represented 11.3% of the Company's consolidated revenues and 6.6% of its consolidated case sales for the nine months ended December 31, 2001.

     Chalone Vineyard has been producing Chardonnay, Pinot Blanc, Pinot Noir, and small quantities of Chenin Blanc since 1969. It has also begun growing Syrah and will release its first vintage in 2002. All wines sold under this label are produced from grapes grown at the Chalone Vineyard and are estate bottled and bear the "Chalone" appellation.

     CARMENET WINERY: Carmenet Winery sales represented 18.1% of the Company's consolidated revenues and 16.3% of its consolidated case sales for the nine months ended December 31, 2001.

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

     On July 31, 1996, a wildfire damaged approximately 75% of the producing acreage at Carmenet Winery. Prior to this fire, Carmenet Winery produced approximately 38,000 cases of wine annually, a significant portion of which was estate bottled. The fire was caused by the electrical lines of Pacific Gas & Electric Company ("PG&E") which has publicly acknowledged its liability. The Company has replanted the damaged acreage but the newly planted vines are not expected to return to pre-fire levels of production until 2003. Until the fire-damaged acreage returns to full production, Carmenet's ability to make estate-bottled wines will be limited. To supplement Carmenet's limited harvest the Company attempts to purchase suitable grapes on the open market. However, there can be no assurance that grapes of suitable quality or variety will be available in sufficient quantity or on terms acceptable to the Company.

     To make it easier for consumers to know exactly what they are buying, Carmenet announced in December that it had transformed into three distinct wineries, each with a unique look but a familiar name. By splitting into three separate wineries with distinctive labels, each wine's style, price point and source of grapes will be clear to the consumer. The three wineries are Moon Mountain Vineyard, Dynamite Vineyards, and Carmenet Vineyards.

     EDNA VALLEY VINEYARD: Edna Valley Vineyard sales represented 23.7% of the Company's consolidated revenues and 24.7% of consolidated case sales for the nine months ended December 31, 2001.

     Edna Valley Vineyard has been producing mostly Chardonnay and Pinot Noir wines since 1980. The majority of wines sold under the Edna Valley Vineyard(R) label are produced from grapes grown by Paragon Vineyard Company, our partner in the Edna Valley Vineyard Joint Venture, and are estate bottled.

     ACACIA WINERY: Acacia Winery sales represented 14.6% of the Company's consolidated revenues and 11.8% of its consolidated case sales for the nine months ended December 31, 2001.

     The winery produces Chardonnay and Pinot Noir wines under the "Acacia(TM)" label. The grapes for the production of Pinot Noir and Chardonnay come from the Carneros region. Approximately 50% of this production comes from Company-owned vineyards and Company-leased vineyards.

     CANOE RIDGE VINEYARD: Canoe Ridge Vineyard sales represented 4.8% of the Company's consolidated revenues and 3.8% of its consolidated case sales for the nine months ended December 31, 2001.

     The Canoe Ridge Vineyard commenced operation in 1994 and produces Merlot, Cabernet Sauvignon and Chardonnay wines under the "Canoe Ridge Vineyard" label. Most of the grapes for these wines are grown at the Company's estate vineyard and wines bear the "Columbia Valley" AVA designation.

     ECHELON: Echelon sales represented 16.6% of the Company's consolidated revenues and 27% of it's consolidated case sales for the nine months ended December 31, 2001.

     The 1997 vintage was the first to be released under the Echelon label, which features Chardonnay, Cabernet Sauvignon, Merlot, Viognier, Pinot Noir and Syrah. Most varieties have a Central Coast appellation. The 2000 Viognier features the designation of Esperanza Vineyard, from the Clarksburg AVA.

     SAGELANDS VINEYARD: Sagelands Vineyard represented 1.7% of the Company's consolidated revenues and 2.7% of the consolidated case sales for the nine months ended December 31, 2001.

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

     IMPORTS & OTHER: 9% of the Company's consolidated revenues and 7% of its consolidated case sales in the nine months ended December 31, 2001 were primarily comprised of import wines and, to a lesser degree, domestic wines purchased by the Company for resale purposes.

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

     SALES OUTSIDE CALIFORNIA

     The Company's wines are marketed by independent distributors outside California in 49 states and the District of Columbia and Puerto Rico and, internationally, in Bermuda, the British West Indies, the U.S. Virgin Islands, Canada, England, continental Europe, Hong Kong, China, and Japan. The Company's wines are marketed and distributed in Mexico by Monte Xanic. In 1993, the Company established a sales division, operating as CHALONE WINE ESTATES, to help supervise and coordinate sales functions of the Company's business and its custom brands operations. The Company employs a number of regional sales managers who work directly with distributors in a particular region and their customers.

     CASE SALES BY METHOD OF DISTRIBUTION

     The following table sets forth case sales by the Company by distribution method for the fiscal years ended March 31: (unless otherwise noted)


                                  Nine Months ended
                                  December 31, 2001                      2001                  2000                  1999
                                ______________________            _______________________________________________________________
                                 Number     % of Total             Number     % of      Number of     % of    Number of   % of
                                 of Cases                          of Cases   Total      Cases      Total      Cases      Total
                                ______________________            _______________________________________________________________

Independent distributors
    United States                 218,256         57%               315,468       60%     238,600       53%     210,600       55%
    International                  12,586          3%                24,317        3%      23,700        5%      16,800        5%
                                ______________________            _______________________________________________________________
        Total distributors        230,842         60%               339,785       63%     262,300       58%     227,400       60%
                                ______________________            _______________________________________________________________
Company direct
    California wholesale          111,196         29%               149,208       27%     124,700       28%      99,400       26%
    Custom brands                  13,905          4%                23,786        4%      25,000        6%      26,500        7%
    Catalog and winery retail      28,843          7%                33,811        6%      35,500        8%      26,700        7%
                                ______________________            _______________________________________________________________
        Total Company direct      153,944         40%               206,805       37%     185,200       42%     152,600       40%
                                ______________________            _______________________________________________________________
        Total                     384,786        100%               546,590      100%     447,500      100%     380,000      100%
                                ______________________            _______________________________________________________________


     CENTRALIZED ADMINISTRATION AND WAREHOUSING

     A leased 22,000-square-foot central office located in Napa County, California, at the Napa Airport Business Park supports all the Company's wineries. Attached to the Company's central executive office is a 64,000-square-foot central distribution center in which all of the Company's wines are stored prior to shipping. The Company also rents separate warehouse facilities, as needed in local markets and occasionally permits storage of third party wines for a fee. The central facility lease is for a 15-year initial term, expiring in November 2008, with a five-year extension option.

     EMPLOYEES

     On December 31, 2001, the Company had 182 full-time employees, of which 80 were in grape growing and winemaking, 19 were in sales, and 83 were administration. During the spring and summer, the Company adds approximately 20 to 25 part-time employees for vineyard care and maintenance and 65 to 75 part-time employees for the spring bottling. In the autumn, up to 85 part-time employees are hired for the grape harvest and related winery work. The Company's hiring and employment policies for both full-time and part-time employees are believed to comply with all relevant laws, including immigration laws. The Company believes that its wage rates and benefits are competitive and that its employee relations are excellent.

     REGULATION; PERMITS AND LICENSES

     The production and sale of wine are subject to extensive regulation by various federal and state regulatory agencies, which require the Company to maintain various permits, bonds and licenses. The Company believes it is in compliance with all currently applicable federal and state regulations.

     TRADEMARKS

     CANOE RIDGE, STATON HILLS, CHALONE VINEYARD, SAGELANDS, JADE MOUNTAIN, CARMENET, GAVILAN, ACACIA and the Acacia "A" logo are federally registered trademarks owned by the Company. EDNA VALLEY VINEYARD is a federally registered trademark owned 50% by Chalone Wine Group, Ltd. and 50% by Paragon and licensed exclusively to the Edna Valley Vineyard Joint Venture. The foregoing marks are also registered in Japan with the Japanese Patent Office. These marks, and other common-law marks, are of significant importance to the company's business as label and brand recognition are important means of competition within the wine industry.

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

     Each May, qualified shareholders are invited to attend our annual Shareholder Celebration. For a nominal fee, attendees attend an all-day wine tasting, auction and luncheon, which is traditionally held on the grounds of the Chalone Vineyard in Monterey County, California. In 2001, approximately 1,500 shareholders and guests from 40 states and 5 foreign countries attended the Celebration, which featured tastings of all of the Company's wines.

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

ITEM 2.  PROPERTIES.

     The Company's principal winemaking activities presently are conducted at nine locations; six in California, two in eastern Washington and one in France.

CHALONE VINEYARD

     Chalone Vineyard is located on approximately 950 acres in Monterey, California (of which 307 acres are planted to grapes), approximately 1,500 feet above the floor of the Salinas Valley, in the Chalone AVA. The winery produces primarily Chardonnay and Pinot Noir and markets these wines exclusively under the "Chalone Vineyard" label.

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

CARMENET VINEYARD

     Carmenet Vineyard is located on approximately 300 acres in Sonoma County, California (of which 130 acres are plantable), located in the Sonoma Valley AVA. The Company produces Bordeaux-style red and white wines on this property which are marketed under the "Carmenet" brand name. The Company also produces wines under the "Dynamite" label, which are made from Cabernet Sauvignon, Merlot, Sauvignon Blanc and Semillon grapes and bulk wine purchased from vineyards located in the North Coast AVA of California.

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

     In December, the Company announced that Carmenet had transformed into three distinct wineries. What was known as Carmenet Vineyard is now called Moon Mountain Vineyard. The Glen Ellen property is now called Carmenet Vineyards and will be used to make Carmenet Vineyards wines and Dynamite Vineyards wines.

EDNA VALLEY VINEYARD

     Edna Valley Vineyard leases land from Paragon Vineyard. Paragon Vineyard is located on approximately 1,100 acres in San Luis Obispo County, California, in the Edna Valley AVA. The Edna Valley Vineyard principally produces Chardonnay and Pinot Noir. It also produces limited quantities of Viognier, Muscat, Pinot Gris, Syrah, Edna Red and sparkling wines, all of which are marketed under the "Edna Valley Vineyard" label.

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

ACACIA WINERY

     The Acacia Winery produces primarily ultra-premium Chardonnay and Pinot Noir wine with a small amount of sparkling wine and brandy marketed under the "Acacia" brand.

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

     The Company's two vineyards adjacent to the Marina Vineyard to the east are comprised of approximately 60 acres planted to Pinot Noir, of which 15 producing acres are approximately 20 years old, and 45 newly developed acres that are in their third year of production.

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

     These vineyards are on low rolling clay-loam hills with good water-holding capacity. Average rainfall is 22 inches. Two small reservoirs currently exist on these properties and a third reservoir will be created in the summer of 2003 to meet the vineyard's current and future irrigation needs.

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

     With the increased company-owned planting, the Company anticipates Acacia's annual production to increase to approximately 95,000 cases over the next four years.

HEWITT VINEYARD

     In January 2000, the Company purchased two adjacent parcels of land in Rutherford, California comprising 69 acres containing two private homes and an historic Cabernet Sauvignon vineyard. The Company announced in July 2000 that it had sold the 10,000-square foot Hewitt House and four surrounding landscaped acres for $7.3 million. The vineyard consists of 60 planted and 3 unplanted acres and is believed to be among the finest vineyard land in Napa Valley's notable Rutherford Bench. The Company is using the property to produce a luxury-priced single vineyard Cabernet Sauvignon wine that will be released under a new label, Hewitt Vineyard. This wine is expected to debut in 2003 with an estimated initial release of approximately 1,400 cases. Ultimately, the Company anticipates the vineyard to produce up to 15,000 cases of this luxury quality wine.

SUSCOL CREEK VINEYARD

     In March 2000 the Company purchased 164 acres of land at the southern gateway to Napa County. The property consists of a 50-acre vineyard and 40 unplanted but plantable acres of vineyard land that is called Suscol Creek.

CANOE RIDGE VINEYARD

     The Canoe Ridge Vineyard is located in eastern Washington State, at an altitude of approximately 800 feet on the eastern slope of the Canoe Ridge, overlooking the Columbia River. The vineyard is in the Columbia Valley AVA. The Canoe Ridge winery has an annual production capacity of approximately 32,000 cases, and produces primarily Merlot, Chardonnay and small amounts of Cabernet Sauvignon.

      Of the vineyard's approximately 275 acres, of which 169 acres are plantable, 161 acres are now planted to Merlot, Cabernet Sauvignon and Chardonnay grapes. Although temperatures during the winter months can fall below freezing, the vineyard's altitude, easterly exposure, and closeness to the Columbia River, along with the Company's viticultural practices, are believed to reduce the potential for freeze damage. The grapevines are grown in well-drained, sandy-loam soil. The vineyard has an average annual rainfall of 6 inches and is irrigated with water from the

Columbia River under an agreement with an adjoining farm. In February 2001 the Company announced that it had bought out its Washington minority partners and began to expand the winery. The expansion was completed in late 2001.

SAGELANDS VINEYARD

     On June 15, 1999 the Company purchased Staton Hills(R) Winery, and its adjacent vineyards in Yakima County, Washington. The purchase price included contracts covering approximately 90 acres in Washington State's Yakima Valley and Horse Heaven Hills. The vineyard is located in the Columbia Valley AVA. The winery is located on a 121-acre parcel, of which approximately 9.5 acres are planted. In addition to the vineyard area, the property includes a 20,000-square foot production and tasting facility with an annual production capacity of 40,000 cases.

     At the time of purchase, the Company also entered into long-term grape contracts for a total of 350 acres. The Staton Hills facility was renamed Sagelands Vineyard and the new brand was launched in January 2000.

     Sagelands Vineyard focuses on Cabernet Sauvignon and Merlot from the "Four Corners" of Columbia Valley AVA. These four areas are Rattlesnake Hills, Wahluke Slope, Horse Heaven Hills, and Walla Walla Valley. The winery is believed to eventually be able to produce approximately 140,000 cases. The Company retained the Staton Hills Winery brand and continues to produce wine under this mark.

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

ITEM 3.  LEGAL PROCEEDINGS.

ALLEGED VIOLATION OF SECTION 25502(A)(2) OF THE CALIFORNIA BUSINESS AND PROFESSIONS CODE

     The Company received notice dated August 28, 1998 from the California Department of Alcoholic Beverage Control ("ABC") that it was accused, along with 36 other companies (most of them wineries) of violations of Section 25502(a)(2) of the California Business and Professions Code which prohibits wine growers and others from giving "something of value" to retailers. The accusation arises from the appearance of paid advertisements of the Company and other wineries in catalogues distributed by a certain retailer. The notice of violation requested each of the noticed companies who agreed to the accusation to stipulate to a ten
(10) day suspension of its license or, consent to the payment of a fine not greater than $10,000 in lieu of the suspension. The matter was tried to an administrative law judge appointed by the ABC on July 14, 1999. The judge found for the ABC and the ABC adopted the judge's decision. The Company, together with 16 other wine companies, had filed an appeal with the Alcoholic Beverage Control Appeals Board, an independent body that hears appeals from ABC decisions. The matter had been submitted to the ABC appeals board for a decision to be rendered within 90 days pursuant to the May 24, 2001 hearing date. The appeals board ruled against the ABC. The ABC does not agree with the ruling of the ABC appeals board and has submitted the case to the First District Court of Appeals in San Francisco for review.

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


             Quarter Ended             High             Low
          ------------------          -----           ------
          December 31, 2001           $ 9.15          $ 8.85
          September 30, 2001            9.65            8.88
          June 30, 2001                 8.60            8.25

          March 31, 2001                9.38            7.72
          December 31, 2000             9.50            7.75
          September 30, 2000           10.63            7.63
          June 30, 2000                 8.62            7.81

          March 31, 2000                9.13            8.13
          December 31, 1999             9.50            8.25
          September 30, 1999           10.00            9.00
          June 30, 1999                 9.94            8.13


     On March 13, 2002 the closing price for the common stock was $10.20 per share. The average weekly trading volume of the stock was approximately 18,043 shares during the nine months ended December 31, 2001.

     HOLDERS OF RECORD.

     As of March 13, 2002, there were approximately 5,015 holders of record of the Company's stock.

     DIVIDENDS.

     To date, the Company has not paid any cash dividends.

     Under the terms of certain of the Company's credit facilities, the Company is restricted from paying dividends in excess of 50% of its aggregate net income.


ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data for the nine-month transition period ended December 31, 2001; and fiscal years ended March 31, 2001, 2000, 1999 and 1998 are derived from the Company's audited consolidated financial statements. Financial data for the nine months ended December 31, 2000 is derived from the Company's unaudited consolidated financial statements and is furnished with a view to providing the reader with comparative results for the prior nine month period which coincides with the Company's current reporting period. This data should be read in conjunction with the financial statements and notes thereto. See "Item 8. Financial Statements and Supplementary Data."



                             SELECTED FINANCIAL DATA

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                      Nine Months ended
                                                        December 31,                     Year ended March 31,
                                                    ________________________  ___________________________________________
                                                      2001          2000        2001        2000        1999        1998
                                                    ________________________  ___________________________________________
                                                                 (Unaudited)

STATEMENT OF OPERATIONS:
   Net revenues                                     $ 43,324      $ 46,305    $ 60,561    $ 51,457    $ 42,826   $ 36,755
   Gross profit                                       17,720        16,180      21,118      22,922      19,625     16,216
   Other operating revenues, net                         195           160         213          40         194        318
   Selling, general and administrative expenses      (12,014)      (12,047)    (15,208)    (13,941)    (10,805)    (8,147)
   Operating income                                    5,901         4,293       6,123       9,021       9,014      8,387
   Interest expense                                   (3,217)       (2,887)     (3,824)     (2,225)     (1,761)    (1,872)
   Other income                                            6           868         891           -           -          -
   Equity in net income of Duhart-Milon                  509           714         761         735         766        341
   Minority interest                                    (512)         (315)       (377)     (1,290)     (1,219)    (1,125)
   Carmenet fire settlement gain                           -             -           -           -       4,447          -
   Net income                                         $1,593        $1,577    $  2,050    $  3,681    $  6,636   $  3,410
   Net income per common share                        $ 0.15        $ 0.15      $ 0.20    $   0.34    $   0.75   $   0.41
BALANCE SHEET DATA:
   Working capital                                  $ 51,720      $ 48,806    $ 41,381    $ 29,981    $ 49,192   $ 27,794
   Total assets                                      184,469       161,181     157,891     145,665     103,471     90,294
   Long-term obligations less current maturities      50,061        50,503      49,490      31,041      35,273     18,124
   Shareholders' equity                               91,315        75,119      75,134      73,672      58,291     50,405



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

     o The first-in, first-out (FIFO) method to value a majority of our inventories; and

     o The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

     o We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

     These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

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

CHANGE IN FISCAL YEAR-END

     On May 17, 2001, the Company changed its fiscal year from one ending March 31 to one ending December 31.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the intial recognition and measurement of intangible assets subsequent to their acquisition and provides that intangible assets with finite useful lives be amortized. The statement also provides that goodwill and other intangible assets with indefinite lives not be amortized, but tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of approximately $11,179,000 at the date of adoption and annual amortization of $389,000 that resulted from business combinations completed prior to the adoption.

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

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that a long-lived asset be considered held and used until it is disposed of. For the long-lived assets to be disposed of by sale, the accounting model retains the requirement of Statement 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Therefore, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The Company will adopt SFAS No. 144 for its calendar year beginning January 1, 2002. The adoption of SFAS No. 144 should not have a material effect on the Company's operating results of financial position.

RESULTS OF OPERATIONS

     The following table represents financial data as a percentage of net revenues for the indicated periods:


                                                     Nine Months
                                                 ended December 31,      Year ended March 31,
                                                 __________________      ____________________
                                                 2001         2000        2001         2000
                                                 __________________      ____________________

Net revenues                                     100 %        100 %       100 %        100 %
Gross profit                                      41 %         35 %        35 %         45 %
Other operating revenues, net                      0 %          0 %         0 %          0 %
Selling, general and administrative expenses     (28)%        (26)%       (25)%        (27)%
Operating income                                  14 %          9 %        10 %         18 %
Interest expense                                  (7)%         (6)%        (6)%         (4)%
Other income                                       0 %          2 %         1 %          0 %
Equity in net income of Duhart-Milon               1 %          2 %         1 %          1 %
Minority interest                                 (1)%         (1)%        (1)%         (3)%
Net income                                         4 %          3 %         3 %          7 %



     REVENUES

     Net revenues for the nine months ended December 31, 2001 decreased $3.0 million or 6% over the comparable period in the preceding year. This decrease was attributable to the general economic downturn felt by the hospitality industry after the tragic events of September 11th as well as lower sales volume primarily due to product availability.

     Net revenues for the year ended March 31, 2001 increased $9.1 million or 18% over the prior year. This increase was attributable to a volume increase of 22%, partially offset by assortment shift to lower priced brands which reduced average revenue per case by 4%.

     Sales volume in the California market comprised 33%, 32% and 32% of the Company's total sales for the nine months ended December 31, 2001 and years ended March 31, 2001 and 2000, respectively.

     GROSS PROFIT

     Gross profit for the nine months ended December 31, 2001 increased $1.5 million or 9% over the comparable period in the preceding year. This was primarily the result of lower costs attributable to the release and sale of 2000 vintage wines.

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

     OTHER OPERATING REVENUES, NET

     Revenue from other operations primarily consists of revenue obtained from third-party wineries, net of related expenses, for grape crushing or wine bottling and net profit from sales of bulk wine. This aspect of the Company's operation is normally not significant. The Company cannot predict the significance of such operations in the future, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.

     Such revenue for the nine months ended December 31, 2001 increased $.03 million for the comparable period in the preceding year. This was attributable to increased custom crush and custom bottling demand.

     Such revenue for the year ended March 31, 2001 increased $.2 million from the comparable period in the preceding year. This was again attributable to increased custom crush and custom bottling demand.

     Such revenue for the year-end March 31, 2000 decreased $.2 million from the comparable period in the preceding year which was attributable to less custom crush demand.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, General and Administrative expenses for the nine months ended December 31, 2001, increased from 26% to 28% of net revenues from the comparable period in the preceding year. This increase is primarily due to lower net revenues as actual costs are $238,000 less than the comparable period in the preceding year.

     The Company reduced its selling, general and administrative costs as a percentage of net revenues from 27% to 25% for the year ended March 31, 2001 compared to the previous year. Selling, general and administrative expenses in the year ended March 31, 2001 increased $1.3 million or 9% over the comparable period in the preceding year. This increase is primarily the result of (i) increased selling efforts; (ii) launching of the new Sagelands brand name and
(iii) increased selling and marketing expenditures normally required to expand sales volume.

     Selling, general and administrative expenses in the year ended March 31, 2000 increased $3.1 million or 29% over the comparable period in the preceding year. This increase is primarily the result of (i) increased selling and marketing expenditures normally associated with increased sales quantities and,
(ii) expenditures in the Company's infrastructure.

     OPERATING INCOME

     Operating income for the nine months ended December 31, 2001 increased $1.6 million or 37%, over the comparable period in the preceding year. The increase is due to the increase in gross profits, partially offset by the increases in selling, general and administrative expenses as described above.

     Operating income in the year ended March 31, 2001 decreased $2.9 million or 32%, over the comparable period in the preceding year. The decline is due to the decreases in gross profits and the related increases in selling, general and administrative expenses as described above.

     Operating income remained substantially the same for the years ended March 31, 2000 and 1999. Although gross profits increased in fiscal 2000 as compared to fiscal 1999, this increase was offset by an increase in selling, general and administrative expenses and lower revenues from other operations.

     INTEREST EXPENSE

     For the nine months ended December 31, 2001 interest expense increased by $.3 million or 11%, over the comparable period in the preceding year. This increase was a result of higher average outstanding borrowings which are a result of continuing capital expenditures related to winery and vineyard expansions.

     For the year ended March 31, 2001 interest expense increased by $1.6 million or 72% as compared with the prior year. This increase was a result of
(i) the Sagelands Vineyard acquisition which occurred during the quarter ended June 30, 1999; (ii) the acquisition of the Hewitt Ranch property that occurred during the fourth quarter of fiscal year 2000; (iii) the Jade Mountain brand-name acquisition that occurred in April, 2000; (iv) the acquisition of our partner's minority interest in Canoe Ridge Vineyard, LLC in February, 2001 and
(v) continuing capital expenditures related to winery expansion.

     For the year ended March 31, 2000 interest expense increased by $.5 million or 26% as compared with the prior year. This was a result of increased borrowings primarily to fund acquisitions that took place in the fiscal year 2000. Also, the Company borrowed $2.0 million to pay holders of subordinated debentures that matured during the year.

     OTHER INCOME

     For the nine months ended December 31, 2001 other income decreased $.8 million as compared to the same period last year.

     For the year ended March 31, 2001 other income increased $.8 million as compared with the prior year. This increase was the net result of the sale of the 10,000-square foot Hewitt House and four surrounding landscaped acres. For the year ended March 31, 1999, the Company recognized a non-recurring gain of $4.4 million relating to the Carmenet fire settlement.

     EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the nine months ended December 31, 2001 and for years ended March 31, 2001 and 2000 were $509,000, $761,000, and $735,000, respectively. This change was primarily a result of delayed product releases as compared to the prior year.

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

     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company records the gain or loss for currency translation in other comprehensive income or loss, which is a separate component of shareholders' equity. The amount recorded was increased to $4.3 million from $3.6 million for the year ended March 31, 2001 as compared to the prior year, due to the decrease in the relative worth of the French franc when compared to the U.S. dollar. Although the transition to the "EURO" currency became effective as of January 1, 1999, the Company does not anticipate that this transition will have a material impact on its investment in Duhart-Milon.

     MINORITY INTEREST

     The minority interest in the net income of Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") consists of the following (IN THOUSANDS):


                                                                      Nine Months ended
                                                                        December 31,        Year ended March 31,
                                                                      _________________     ____________________
Venture                       Minority Owner                                2001             2001        2000
_______                       ______________                          _________________     ______     ______

Edna Valley Vineyard          Paragon Vineyard Co., Inc. (50.00%)             $ 512         $ 165        $ 925
Canoe Ridge Vineyard, LLC     Various (49.5%)                                     -           212          365
                                                                              _____         _____       ______
                                                                              $ 512         $ 377       $1,290
                                                                              =====         =====       ======


     The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV for the nine months ended December 31, 2001 was $512,000. The increase in minority interest was $135,000, or 36% for the nine months ended December 31, 2001, when compared to the last fiscal year. These increases were due to the elimination of the Canoe Ridge minority interest when the Company purchased the remaining 49.5% interest in Canoe Ridge on February 7, 2001 offset by increased EVV net income attributable to lower costs related to the release and sale of EVV 2000 vintage wines.

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

     NET INCOME

     Net income for the nine months ended December 31, 2001 was $1.6 million, an increase of $.16 million, or 1% over the comparable period in the previous year. This increase was primarily due to the lower costs of sales attributable to the release of 2000 vintage wines.

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

SEASONALITY

     The Company's wine sales from quarter to quarter are highly variable due to, among other things, the timing of the release of wines for sale and changes in consumer demand. Sales are typically strongest during the fourth quarter because of heavy holiday sales and because most wines generally are released during the end of the third and beginning of the fourth quarters.


LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

     Working Capital as of December 31, 2001 was $51.7 million, compared to $41.4 million at March 31, 2001. The $10.3 million increase was primarily attributable to an increase in inventory ($17.3 million), offset by an increase in accounts payable and accrued liabilities ($16.3 million) and a net decrease in revolving bank loan borrowings ($7.9 million).

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

     Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales. The Company currently expects its operating and capital spending requirements will total approximately $74.8 million for the year ending December 31, 2002.

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

     The Notes were issued pursuant to a Note Purchase Agreement which contains restrictive covenants including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments, and payment of dividends. At March 31, 2001 the Company was not in compliance with one of these covenants, however, the Note holders have subsequently waived such non-compliance. At December 31, 2001, the company was in compliance with all bank covenants and management believes that the Company will be able to remain in compliance with these financial covenants through December 31, 2002.

     We are exposed to market risk from changes in interest rates. To manage this exposure, we have entered into interest rate exchange agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 that establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized in the balance sheet at fair value. (see Note 7).

     The Company's revolving bank loan expires March 31, 2002. The Company is in negotiation with its bank to renew the borrowing arrangement for an additional three years. This negotiation is anticipated to be completed on or before April 15, 2002. The Company's bank has agreed to extend the current revolver until the new facility is in place on or before April 15, 2002. The bank facility negotiation involves a $55 million revolver to be secured by eligible inventory and accounts receivable and a $17.5 million term loan, to be secured on a pari passu basis with the existing Note holders by a first security interest in certain of the Company's fixed assets. In connection with the negotiations, the Company contemplates amending certain of the provisions applicable to the Notes.

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

     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the nine months ended December 31, 2001, approximately 85% of our wine sales were concentrated in 20 states. Changes in consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.

     Approximately 89% of our net revenues in the nine months ended December 31, 2001 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 48% , 12%, 15% and 13% of our net revenues, respectively.

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

     Despite the reduction in the yield, the harvested estate crops, in combination with contracted grape purchases, are expected to permit the Company to meet originally anticipated sales-projections for its 1999 and 1998 vintage Chardonnay, Cabernet, and Merlot varietals. Together these varietals have historically comprised between 80% to 89% of our aggregate annual production.

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

     AN OVERSUPPLY OF GRAPES MAY HARM OUR BUSINESS.

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

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

      We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined, represented approximately 4% and 37%, respectively, of our net revenues during the nine months ended December 31, 2001. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a single broker to sell our wines within California. Such sales represent 33% of our net revenues during the nine month period ended December 31, 2001. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance, without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

     WE WILL NEED MORE WORKING CAPITAL TO GROW

     The premium wine industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire vineyards to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years, which must be financed by cash from operations and by additional borrowings or additional equity.

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 3% of total consolidated revenue for the nine months ended December 31, 2001 and the volume of international transactions is increasing, which may increase this risk in the future.

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

     OUR ACQUISITIONS AND POTENTIAL FUTURE ACQUISITIONS INVOLVE A NUMBER OF
RISKS

     Our acquisition of Hewitt Ranch, Suscol Ranch, Staton Hills Winery (renamed Sagelands Vineyard), the Jade Mountain brand, enlarging Canoe Ridge Vineyard and buying out our partners, and the possible construction of a new winery on the Suscol Ranch property we recently acquired (and potential future acquisitions) involve risks associated with assimilating these operations into our Company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations integrating the technology and infrastructures of disparate entities; risks inherent in the production and marketing wine and replanting of existing vineyards from white wine grapes to red wine grapes.

     We relied on debt financing to purchase Hewitt Ranch, Suscol Ranch, Staton Hills Winery, the Jade Mountain brand, enlarging Canoe Ridge Vineyard and buying out our partners and other vineyard land and related assets during the fiscal year ended December 31, 2001. Consequently our debt-to-equity ratio is high in relation to our historical standards, even after the successful completion of our rights offering in November 2001. The interest costs associated with this debt will increase our operating expenses and the risk of negative cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          THE CHALONE WINE GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated Balance Sheets........................................... 20
      Consolidated Statements of Income..................................... 21
      Consolidated Statements of Shareholders' Equity....................... 22
      Consolidated Statements of Cash Flows................................. 23
      Notes to Consolidated Financial Statements............................ 24

INDEPENDENT AUDITORS REPORTS............................................   36-37



                          THE CHALONE WINE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                  (All amounts in thousands, except share data)


                                                                  December 31,    March 31,
                                                                      2001           2001
                                                                  ____________    _________

Current assets:
     Cash and equivalents                                                $ -          $ 56
     Accounts receivable, net                                         11,475        10,128
     Notes receivable                                                    181             -
     Income tax receivable                                                 -             -
     Inventory                                                        76,658        59,333
     Prepaid expenses and other                                          700           533
     Deferred income taxes                                             1,442           897
                                                                    ________      ________
          Total current assets                                        90,456        70,947
Investment in Chateau Duhart-Milon                                     7,897         7,824
Property, plant and equipment - net                                   73,232        67,197
Goodwill and trademarks - net of accumulated
     amortization of $2,550 and $2,161, respectively                  11,379        10,581
Notes receivable, net of current portion                                 653             -
Other assets                                                             852         1,342
                                                                    ________      ________
          Total assets                                              $184,469      $157,891
                                                                    ========      ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                       $ 23,882       $ 7,517
     Revolving bank loan                                              12,086        19,999
     Current portion of related party note payable                        18            18
     Current portion of obligations under capital lease                  716             -
     Current maturities of long-term obligations                       2,034         2,032
                                                                    ________      ________
          Total current liabilities                                   38,736        29,566
Long-term obligations, less current maturities                        47,082        48,608
Obligations under capital lease, less current portion                  2,110             -
Related party note payable, less current portion                         869           882
Liability on interest rate swap contract                                 664             -
Deferred income taxes                                                    492         1,012
                                                                    ________      ________
          Total liabilities                                           89,953        80,068
                                                                    ________      ________
Minority interest                                                      3,201         2,689
Shareholders' equity:
     Common stock - authorized 15,000,000 shares no
     par value; issued and outstanding:  12,067,504 and
     10,248,491 shares, respectively                                  76,433        61,578
     Retained earnings                                                19,494        17,901
     Accumulated other comprehensive loss                             (4,612)       (4,345)
                                                                    ________      ________
          Total shareholders' equity                                  91,315        75,134
                                                                    ________      ________
          Total liabilities and shareholders' equity                $184,469      $157,891
                                                                    ========      ========


 The accompanying notes are an integral part of the consolidated financial statements




                          THE CHALONE WINE GROUP, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                (All amounts in thousands, except per share data)


                                                      Nine Months Ended December 31,   Year Ended March 31,
                                                      ______________________________   _____________________
                                                          2001              2000         2001         2000
                                                        ________          ________     ________     ________
                                                                         (Unaudited)

Gross revenues                                          $ 44,483          $ 47,557     $ 62,213     $ 52,808
    Excise taxes                                          (1,159)           (1,252)      (1,652)      (1,351)
                                                        ________          ________     ________     ________
Net revenues                                              43,324            46,305       60,561       51,457
Cost of wines sold                                       (25,604)          (30,125)     (39,443)     (28,535)
                                                        ________          ________     ________     ________
    Gross profit                                          17,720            16,180       21,118       22,922
Other operating revenues, net                                195               160          213           40
Selling, general and administrative expenses             (12,014)          (12,047)     (15,208)     (13,941)
                                                        ________          ________     ________     ________
    Operating income                                       5,901             4,293        6,123        9,021
Interest expense, net                                     (3,217)           (2,887)      (3,824)      (2,225)
Other Income                                                   6               868          891            -
Equity in net income of Chateau Duhart-Milon                 509               714          761          735
Minority interests                                          (512)             (315)        (377)      (1,290)
Carmenet fire settlement gain                                  -                 -            -            -
                                                        ________          ________     ________     ________
    Income before income taxes                             2,687             2,673        3,574        6,241
Income taxes                                              (1,094)           (1,096)      (1,524)      (2,560)
                                                        ________          ________     ________     ________
    Net income                                          $  1,593          $  1,577      $ 2,050      $ 3,681
                                                        ========          ========     ========     ========


Net income available to common shareholders             $  1,593          $  1,577       $2,050       $3,222

Earnings per share-basic                                $   0.15          $   0.15       $ 0.20       $ 0.34
Earnings per share-diluted                              $   0.15          $   0.15       $ 0.20       $ 0.34


 The accompanying notes are an integral part of the consolidated financial statements





                          THE CHALONE WINE GROUP, LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (All amounts in thousands)


                                                Common Stock                                     Accumulated
                                            ____________________       Stock                        Other                   Compre-
                                            Number of               Subscription    Retained    Comprehensive               hensive
                                             Shares       Amount     Receivable     Earnings        Loss          Total     Income
                                            _________    _______    ____________    ________    _____________    _______    _______

Balance, March 31, 1999                        8,721     $48,965      $ (1,007)      $12,629      $(2,296)       $58,291    $
    Employee stock purchase plan                   8          65             -             -            -             65          -
    Warrants exercised and deemed
      dividend                                   833       6,667             -          (459)           -          6,208          -
    Options exercised                             20         115             -             -            -            115          -
    Return of common stock in
      settlement of subscription
      receivable                                (104)     (1,012)        1,007             -            -             (5)         -
    Debenture conversion                         738       6,500             -             -            -          6,500          -
    Profit sharing, net of repurchases             8          77             -             -            -             77          -
    Foreign currency
      translation adjustment                       -           -             -             -       (1,260)        (1,260)    (1,260)
    Net income                                     -           -             -         3,681            -          3,681      3,681
                                              ______     _______      ________       _______      _______        _______    _______
Balance, March 31, 2000                       10,224      61,377             -        15,851       (3,556)        73,672      2,421
    Employee stock purchase plan                   7          48             -             -            -             48          -
    Options exercised                              8          61             -             -            -             61          -
    Profit sharing, net of repurchases             9          92             -             -            -             92          -
    Foreign currency
      translation adjustment                       -           -             -             -         (789)          (789)      (789)
    Net income                                     -           -             -         2,050            -          2,050      2,050
                                              ______     _______      ________       _______      _______        _______    _______
Balance, March 31, 2001                       10,248      61,578             -        17,901       (4,345)        75,134      1,261
    Employee stock purchase plan                   3          23             -             -            -             23          -
    Options exercised                             53         188             -             -            -            188          -
    Profit sharing, net of repurchases            (1)        (15)            -             -            -            (15)         -
    Foreign currency translation
      adjustment                                   -           -             -             -           80             80         80
    Cumulative effect of adopting
      SFAS No. 133 (net of tax of $129)            -           -             -             -         (189)          (189)      (189)
    Changes in fair value of derivatives
      (net of tax of $141)                         -           -             -             -         (203)          (203)      (203)
    Transition Adjustment reclassified             -           -             -             -            -              -          -
      in earnings (net of tax of $32)                                                                  45             45         45
    Rights Offering                            1,765      14,659             -             -            -         14,659          -
    Net income                                     -           -             -         1,593            -          1,593      1,593
                                              ______     _______      ________       _______      _______        _______    _______
Balance, December 31, 2001                    12,068     $76,433             -       $19,494      $(4,612)       $91,315    $ 1,326
                                              ______     _______      ________       _______      _______        _______    _______


 The accompanying notes are an integral part of the consolidated financial statements




                          THE CHALONE WINE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)


                                                                                Nine Months
                                                                             Ended December 31,       Year Ended March 31,
                                                                          _______________________     _____________________
                                                                            2001           2000         2001         2000
                                                                          ________       ________     ________     ________
                                                                                       (Unaudited)
Cash flows from operating activities:
    Net income                                                            $  1,593       $  1,577     $  2,050     $  3,681
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                          5,644          5,318        5,877        4,758
      Equity in net income of Chateau Duhart-Milon                            (509)          (714)        (761)        (735)
      Increase in minority interests                                           512            315          377        1,290
      Other                                                                     44           (803)        (799)        (105)
      Changes in:
        Accounts and other receivable                                       (1,347)        (1,734)       1,266       (2,320)
        Inventory                                                          (17,325)       (11,776)      (5,365)      (7,740)
        Prepaid expenses and other assets                                      291            281          (34)         279
        Deferred income taxes                                                 (827)             0         (734)      (1,014)
        Accounts payable and accrued liabilities                            16,323          8,783        1,281        3,159
                                                                          ________       ________     ________     ________
      Net cash provided by operating activities                              4,399          1,247        3,158        1,253
                                                                          ________       ________     ________     ________
Cash flows from investing activities:
    Capital expenditures                                                    (8,305)       (10,821)     (15,200)     (10,889)
    Vineyard property acquired                                                   -              -            -      (22,152)
    Business acquired, net of cash acquired                                      -         (3,518)      (3,500)      (6,127)
    Proceeds from disposal of property and equipment                           136          7,518        7,536          204
    Net changes of notes receivable                                           (834)             -         (470)          39
    Investment in Edna Valley Vyd brand name and joint venture              (1,050)             -            -       (1,090)
    Acquisition of minority interest in Canoe Ridge Vineyard                     -              -       (3,960)           -
    Distributions from Duhart-Milon                                            519            557        1,294          738
                                                                          ________       ________     ________     ________
      Net cash used in investing activities                                 (9,534)        (6,264)     (14,300)     (39,277)
                                                                          ________       ________     ________     ________
Cash flows from financing activities:
    Borrowings (repayment) on revolving bank loan-net                       (7,913)       (14,057)      (7,018)      23,079
    Distributions to minority interests                                          -           (700)        (700)        (809)
    Proceeds from long-term debt                                                 -         30,000       30,000       10,000
    Net change in capital lease obligation                                    (326)             -            -            -
    Repayment of long-term debt                                             (1,537)       (10,272)     (11,285)        (381)
    Repayment of convertible subordinated debentures                             -              -            -       (2,000)
    Proceeds from warrants exercised                                             -              -            -        6,208
    Net proceeds from rights offering                                       14,659              -            -            -
    Proceeds from issuance of common stock                                     196             46          201          257
                                                                          ________       ________     ________     ________
      Net cash provided by financing activities                              5,079          5,017       11,198       36,354
                                                                          ________       ________     ________     ________
Net increase (decrease) in cash and equivalents                                (56)             -           56       (1,670)
Cash and equivalents at beginning of year                                       56              -            -        1,670
                                                                          ________       ________     ________     ________
Cash and equivalents at end of year                                       $      -       $      -     $     56     $      -
                                                                          ========       ========     ========     ========
Other cash flow information:
    Interest paid                                                         $  3,373       $  3,018     $  3,449     $  2,896
    Income taxes paid                                                          984            222          370        4,135
Non-cash investing and financing activities:
    Debenture converted into common stock                                        -              -            -        6,500
    Return of stock in settlement of subscription receivable                     -              -            -        1,012
    Interest swap flucuation, net                                              347              -            -            -
    Equipment acquired under capital lease                                   3,152              -            -            -


The accompanying notes are an integral part of the consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS

     The Chalone Wine Group, Ltd. ("the Company") produces and sells super premium to luxury quality table wines. The Company sells the majority of its products to wholesale distributors, restaurants, and retail establishments throughout the United States, Canada and Europe. Export sales accounted for approximately 3%, 4% and 5%, respectively, of total revenue for the nine months ended December 31, 2001 and fiscal years ended March 31, 2001 and 2000. The Company supplies some of its grape needs from its estate-owned vineyards but utilizes independent grape growers for a majority of its grape requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     CHANGE IN FISCAL YEAR-END

     In 2001, the Company changed its fiscal year end from March 31 to December
31. As a result, the Company is reporting a nine-month transition period ending on December 31, 2001. By having the fiscal and calendar year the same, our fiscal year matches that of Paragon Vineyard, our joint partner of Edna Valley Vineyard, and DBR, our partner in Chateau Duhart-Milon. This simplifies accounting procedures and financial reporting. Consequently, these financial statements may contain financial information that is not comparable on a period-to-period basis.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and Edna Valley Vineyard ("EVV"), a winery operation in San Luis Obispo County, California, owned 50% by the Company and 50% by Paragon Vineyard Company, Inc. ("Paragon"). The Company is EVV's managing joint venture partner and supervises EVV's winery operations, sells and distributes the wine and is deemed to control EVV for accounting purposes. The Company has certain commitments related to its continuing ownership of EVV (see
Note 13). Intercompany transactions and balances have been eliminated.

     At December 31, 2001, Domaines Baron de Rothschild (Lafite) ("DBR"), a French company, owned approximately 46% of the Company's outstanding common stock, and the Company owns a 23.5% partnership interest in DBR's Societe Civile Chateau Duhart-Milon ("Duhart-Milon"), a Bordeaux wine-producing estate located in Pauillac, France. The Company accounts for this investment using the equity method.

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

     Interest of $.7 million, $.8 million and $.8 million was capitalized to property, plant and equipment for the nine months ended December 31, 2001 and fiscal years ended March 31, 2001 and 2000, respectively.

     Caves represent improvement costs to dig into hillsides and structurally reinforce underground tunnels used to age and store the Company's wines.

     GOODWILL AND TRADEMARKS

     The excess of the purchase price paid over acquired net assets is recorded as goodwill and amortized over 20 to 40 years on a straight-line basis. The payments made to extend the life of the EVV joint venture and acquire ownership of the continuing joint venture have been recorded as goodwill and are being amortized over 40 years beginning in January 1997. Trademarks are amortized over their estimated useful lives from the date they are put into use (see Recent Accounting Pronouncements).

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (see Recent Accounting Pronouncements).

     FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's investee, Duhart-Milon, is the French franc and as a result the Company records the effect of exchange gains and losses on its equity in Duhart-Milon in other comprehensive income or loss, a separate component of shareholder's equity.

     REVENUE RECOGNITION

     Revenue is recognized when the product is shipped, and title passes to the customer. Revenue from product sold at the Company's retail locations is recognized at the time of sale. Revenue is recorded net of sales returns, including a provision for estimated future returns. Sales returns have historically been insignificant. The Company generally allows thirty days from the date of shipment for customers to make payment. No products are sold on consignment.

     SHIPPING COSTS

     Shipping costs are included in selling, general and administrative expense and totaled $585,000, $836,000 and $ 669,000 for the nine months ended December 31, 2001 and for each of the years ended March 31, 2001 and 2000, respectively.

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

     STOCK BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value based method in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and provides the pro forma disclosures required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (see Note 8). No compensation expense has been recognized in the financial statements for employee stock arrangements.

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

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the period ended December 31, 2001, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

     The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant in nine months ended December 31, 2001 and the fiscal years 2001 and 2000.

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

     The following is a reconciliation of the figures used in deriving basic EPS and those used in calculating diluted EPS (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                                     Effect of dilutive securities
                                                                     _____________________________
                                                                                      Stock
                                                           Basic EPS     Warrants    options     Diluted EPS
                                                           _________     ________    _______     ___________

Nine months ended December 31, 2001:
    Income available to common stockholders                 $ 1,593                                 $ 1,593
    Shares                                                   10,558                      58          10,616
                                                            _______                                 _______
    EPS                                                     $  0.15                                 $  0.15
                                                            =======                                 =======
Year ended March 31, 2001:
    Income available to common stockholders                 $ 2,050          -            -         $ 2,050
    Shares                                                   10,238          -           14          10,252
                                                            _______                                 _______
    EPS                                                     $  0.20                                 $  0.20
                                                            =======                                 =======
Year ended March 31, 2000:
    Income available to common stockholders (1)             $ 3,222          -            -         $ 3,222
    Shares                                                    9,383        100            -           9,483
                                                            -------                                 -------
    EPS                                                     $  0.34                                 $  0.34
                                                            =======                                 =======


(1) Net income available to common stockholders in 2000 is net income reduced by the warrant related deemed dividend of $459,000.



     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets subsequent to their acquisition and provides that intangible assets with finite useful lives be amortized. The statement also provides that goodwill and other intangible assets with indefinite lives not be amortized, but tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning

January 1, 2002. Upon adoption of SFAS No. 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of approximately $11,179,000 at the date of adoption and annual amortization of $389,000 that resulted from business combinations completed prior to the adoption.

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


NOTE 3 - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     A summary of the changes in the Company's allowance for doubtful accounts receivable is as follows:



                                       Balance at      Charges to                    Balance at
                                      Beginning of     Costs and                       End of
                                         Period         Expenses      Deductions      Period
                                      ____________     __________     __________     __________

Year ended March 31:
   2000                                 $  87            $ 114           $ (72)         $ 129
                                        =====            =====           =====          =====
   2001                                 $ 129            $ 320           $ (56)         $ 393
                                        =====            =====           =====          =====
Nine months ended December 31:
   2001                                 $ 393            $ 490           $(105)         $ 778
                                        =====            =====           =====          =====


NOTE 4 - INVENTORY

     Inventory consists of the following (IN THOUSANDS):

                                       December 31,          March 31,
                                          2001                 2001
                                       ____________          _________

Bulk wine                                  $ 44,616           $ 36,984
Bottled wine                                 31,303             21,156
Wine packaging supplies                         313                543
Other                                           426                650
                                           ________           ________
Total                                      $ 76,658           $ 59,333
                                           ========           ========


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (IN THOUSANDS):

                                       December 31,         March 31,
                                          2001                 2001
                                       ____________         _________

Land                                      $ 18,091          $ 18,024
Vineyards                                    8,310             8,310
Vineyards under development                 18,291            14,562
Caves                                        1,678             1,678
Buildings                                   24,541            22,776
Machinery and equipment                     33,123            29,135
                                          ________          ________
                                           104,034            94,485
Accumulated depreciation                   (30,802)          (27,288)
                                          ________          ________
Total                                     $ 73,232          $ 67,197
                                          ========          ========

NOTE 6 - INVESTMENT IN CHATEAU DUHART-MILON

     Duhart-Milon's condensed balance sheet as of December 31, 2001 and March 31, 2001 and the results of its operations for nine months ended December 31, 2001 and fiscal year ended March 31, 2001 and 2000 are as follows (translated into U.S. dollars at the year-end and average exchange rate for the period, respectively) (IN THOUSANDS):

                                        December 31,         March 31,
                                            2001               2001
                                        ____________         _________

Inventory                                    566              2,812
Other current assets                       1,315              6,068
                                           _____              _____
      Current assets                       1,881              8,880
                                           _____              _____
Property and equipment, net                  286              1,619
                                           _____             ______
      Total assets                         2,167             10,499
                                           =====             ======
Current liabilities                          335              2,066
Partner's equity                           1,832              8,433
                                           _____             ______
      Total liabilities and equity         2,167             10,499
                                           =====             ======


     Duhart-Milon's results of operations are summarized as follows (IN THOUSANDS):


                                               Nine Months          Year             Year
                                                  ended             ended            ended
                                              December 31,        March 31,         March 31,
                                                  2001              2001              2000
                                              ____________        _________         _________

Revenues                                           $ 3,990          $ 5,470           $ 5,583
Cost of Sales                                        1,712           (2,453)           (2,308)
                                                   _______          _______           _______
     Gross profit                                    2,278            3,017             3,275
                                                   _______          _______           _______
Revenues from other operations, net                     88              221                40
                                                   _______          _______           _______
     Net earnings                                  $ 2,366          $ 3,238           $ 3,315
                                                   =======          =======           =======
Company's share of net earnings                      $ 509            $ 761             $ 779
Less: amortization expense                                                                (44)
                                                   _______          _______           _______
     Equity in investment of Duhart-Milon            $ 509            $ 761             $ 735
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

     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company recognizes currency translation gains or losses in shareholders' equity as accumulated comprehensive income or loss, which totaled $4,612,000 as of December 31, 2001. This amount decreased from $4,345,000 as of March 31, 2001 due to the increase in the relative worth of the French franc when compared to the U.S. dollar during the nine months ended December 31, 2001.

NOTE 7 - BORROWING ARRANGEMENTS


      Borrowing arrangements consist of the following (IN THOUSANDS):

                                                                                       December 31,       March 31,
                                                                                           2001             2001
                                                                                       ____________       __________

Revolving bank loan of $25,000,000, interest at LIBOR+1.375%
(3.255% at December 31, 2001), interest payable monthly, unsecured, due                    $ 12,086         $ 19,999
 March 31, 2002 (see below)

Senior unsecured notes (series A, B, C), interest at rates ranging from
8.90% to 9.05%, payable monthly, principal payments annually starting
September 15, 2004                                                                           30,000           30,000

Bank term loan, unsecured, interest at varying LIBOR rates plus 1.2%
(3.41% at December 31, 2001), payable monthly, principal payable quarterly
commencing December 31, 2000 through March 2006                                              17,500           19,000
(swapped to fixed rate of 6.95%, see Note 14)

Mortgage note, interest at varying rates (3.5% at December 31, 2001), principal
and interest payable monthly, due August, 2021                                                1,616            1,640

                                                                                       ____________       __________
                                                                                             61,202           70,639
Less current maturities                                                                     (14,120)         (22,031)
                                                                                       ____________       __________
Long-term obligations, less current maturities                                             $ 47,082         $ 48,608
                                                                                       ============       ==========

Related party note payable, due through 2016, interest at 7.03%                               $ 887            $ 900
Less current maturities                                                                         (18)             (18)
                                                                                       ____________       __________
Related party note payable, long-term portion                                                 $ 869            $ 882
                                                                                       ============       ==========


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

     On September 15, 2000 the Company refinanced certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "Notes"). Proceeds from the Notes were used to repay a $20 million of revolving bank borrowings under a previous credit agreement and $10 million of the $30 million term loan. Interest on the Notes is payable quarterly at rates ranging from 8.90% to 9.05% and principal repayments are scheduled beginning September 15, 2004 through maturity on September 15, 2010. In connection with this refinancing, available revolving debt borrowings under the credit agreement were reduced from $40 million to $25 million, of which the Company had borrowed $12.0 million as of December 31, 2001, with $13.0 million unused and available.

     The Notes were issued pursuant to a Note Purchase Agreement which contains restrictive covenants including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments, and payment of dividends.

     Maturities of borrowings for each of the next five years ending at December 31 are as follows (IN thousands):

                      2002                $ 14,138
                      2003                   2,063
                      2004                   6,356
                      2005                   6,365
                      2006                  13,873
                   Thereafter               19,294
                                          ________
                      Total               $ 62,089
                                          ========

     In 1999 the Company entered into an interest-rate swap contract for a notional amount of $20.0 million, maturing on April 6, 2006. This contract effectively converts the variable LIBOR rate which would otherwise be paid by the Company on its $20.0 million bank term-loan balance into a fixed-rate obligation over a period which corresponds to that of the underlying loan agreement. During that time, the rate which the Company will be obligated to pay, after including the lending institution's additional mark-up (which is based on financial ratios, and varies accordingly) will be fixed at 6.95%. Effective April 1, 2001, the company adopted SFAS No. 133, " Accounting for Derivitive Instruments and Hedging Activities" (see Note 14). The fair value of the contract was approximately $664,000 on December 31, 2001, which amount (net of tax effect) will be the cumulative transition adjustment recorded in other comprehensive income as required under SFAS No. 133.

     The Company's revolving bank loan expires March 31, 2002. The Company is in negotiation with its bank to renew the borrowing arrangement for an additional three years. This negotiation is anticipated to be completed on or before April 15, 2002. The Company's bank has agreed to extend the current revolver until the new facility is in place on or before April 15, 2002. The bank facility negotiation involves a $55 million revolver to be secured by eligible inventory and accounts receivable and a $17.5 million term loan, to be secured on a pari passu basis with the existing Note holders by a first security interest in certain of the Company's fixed assets. In connection with the negotiations, the Company contemplates amending certain of the provisions applicable to the Notes.

NOTE 8 - STOCK BASED COMPENSATION

     On February 10, 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to officers and other key employees of the Company, as well as non-employee directors and consultants, for an aggregate of up to 1,000,000 shares of common stock, plus any shares under the Company's 1987 Stock Option Plan, which expired in February 1997, or the 1988 Non-Discretionary Stock Option Plan, which expired in December 1996, that become available for issuance as a result of forfeitures to the Company under the terms of such plans. These options generally expire 10 years from the date of grant and vest after a three to twelve month period. As of December 31, 2001, approximately 167,057 options were available for future grant under the Plan.

     Option activity under the plans has been as follows:



                                                          Shares        Exercise Price
                                                      _______________   ________________

Outstanding, March 31, 1999                                  609,774            $ 10.39
                                                      _______________   ________________
     Granted (weighted average fair value of $4.79)          146,000               9.47
     Exercised                                               (22,800)              6.11
     Canceled                                                (70,555)             10.12
                                                      _______________   ________________
Outstanding, March 31, 2000                                  662,419              10.36
                                                      _______________   ________________
     Granted (weighted average fair value of $4.56)          169,640               8.43
     Exercised                                               (17,800)              8.64
     Canceled                                                (23,765)              9.97
                                                      _______________   ________________
Outstanding, March 31, 2001                                  790,494              10.00
                                                      _______________   ________________
     Granted (weighted average fair value of $5.91)          172,873              11.11
     Exercised                                              (121,105)              8.63
     Canceled                                                 (5,059)              9.58
                                                      _______________   ________________
Outstanding, December 31, 2001                               837,203            $ 10.43
                                                      ===============   ================



     Additional information regarding options outstanding as of December 31, 2001 is as follows:


   Exercise          Number          Remaining       Weighted Avg.
    Prices        Outstanding    Contractual Life    Exercise Price
___________       ___________    ________________    ______________

$5.00-$7.99            26,440       2.5 years             $ 6.84

$8.00-$9.99           273,743       5.5 years               8.90

$10.00-$12.00         537,020       5.6 years              11.38
                      _______       _________            _______
                      837,203       5.5 years            $ 10.43
                      =======       =========            =======


     All options outstanding at December 31, 2001 are exercisable, except for 10,863 options granted December 31, 2001 with an exercise price of $9.69.

     EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to use salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three-month offer period or beginning of the Purchase Plan start (27 months), subject to an annual limitation. Shares issued under the plan were 3,145 shares, 6,735 shares and 6,198 shares for the nine months ended December 31, 2001 and for each of the years ended March 31, 2001, and 2000, respectively, at weighted average prices of $7.37, $7.15 and $7.83, respectively. The weighted average fair value per share of the awards for the nine months ended December 31, 2001 and for each of the years ended March 31, 2001 and 2000 was $8.67, $8.42 and $9.21, respectively. At December 31, 2001, 8,855 shares were reserved for future issuances under the Purchase Plan.

     ADDITIONAL STOCK PLAN INFORMATION

     SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 117 months following vesting; stock volatility of 31.2%, 28.2% and 19.3% in the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively; risk-free interest rates of 5.2%, 6.5% and 6.9% for the nine months ended December 31, 2001 and for the years ended March 31, 2001 and 2000, respectively, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                Nine Months
                                   ended
                                December 31,        Year ended March 31,
                                ____________    ___________________________

Net income:                         2001            2001             2000
                                ____________    ___________        ________

       As reported (1)                $ 1,594       $ 2,050        $ 3,222
       Pro forma                      $ 1,003       $ 1,759        $ 2,712
Earnings per share:
       Basic                           $ 0.15        $ 0.20         $ 0.34
       Diluted                         $ 0.15        $ 0.20         $ 0.34
       Pro forma basic                 $ 0.10        $ 0.17         $ 0.29
       Pro forma diluted               $ 0.09        $ 0.17         $ 0.29

     (1) Net income available to common stockholders in 2000 is net income reduced by the warrant related deemed dividend of $459,000.

NOTE 9 - COMMON STOCK

     Presently the Company does not have any outstanding convertible debentures or warrants to purchase its common stock.

     To date the Company has not paid any cash dividends. Under the terms of certain of the Company's credit facilities, the Company is restricted from paying dividends in excess of 50% of its aggregate net income (see Note 8).

NOTE 10 - EMPLOYEE BENEFIT PLANS

     The Company has a qualified profit-sharing plan, which provides for Company contributions, as determined annually by the Board of Directors, based on the Company's previous year performance. These contributions may be in the form of common stock or cash as determined by the Board of Directors. The Company contributed $173,000, $143,000, and $154,000 for the nine months ended December 31, 2001 and for the years ended March 31, 2001 and 2000, respectively. At December 31, 2001, the plan held approximately 40,537 shares of the Company's common stock. At the participant's option, upon termination of service of any plan participant, the Company will repurchase that participant's shares held in the plan at market value.

     The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit. As determined by the Board of Directors, the Company matches employee contributions according to a specified formula and contributed $253,000, $136,000, and $99,000 to this plan for the nine months ended December 31, 2001 and for the years ended March 31, 2001 and 2000, respectively.

NOTE 11 - INCOME TAXES

     The provision for income taxes for the nine months ended December 31, 2001 and years ended March 31, 2001 and 2000 are summarized as follows (IN THOUSANDS):

                    Nine Months
                       ended
                    December 31,        Year ended March 31,
                    ____________    ________________________
                        2001           2001          2000
                    ____________    ________________________
Federal
      Current           $ 1,405     $ 1,782       $ 2,949
      Deferred             (558)       (583)         (966)
                    ____________    __________    __________
                            847       1,199         1,983
                    ____________    __________    __________
State
      Current               364         477           625
      Deferred             (117)       (152)          (48)
                    ____________    __________    __________
                            247         325           577
                    ____________    __________    __________
                        $ 1,094     $ 1,524       $ 2,560
                    ============    ==========    ==========


     The provisions for income taxes differ from amounts computed at the U.S. Federal statutory rate as follows (IN THOUSANDS):

                                    Nine Months        Year          Year
                                       ended          ended         ended
                                   December 31,     March 31,     March 31,
                                   ____________     _________     _________
                                       2001            2001          2000
                                   ____________     _________     _________
Income tax at statutory rate              $ 913      $ 1,215        $ 2,123
State tax net of federal benefit            157          208            381
Effect of acquisitions, net                  23           47             38
Other                                         1           54             18
                                   ____________     _________     _________
                                        $ 1,094      $ 1,524        $ 2,560
                                   =============    =========     =========


     The Company's deferred tax assets (liability) were as follows (IN
THOUSANDS):

                                                       December 31,    March 31,
                                                           2001           2001
                                                       ____________    _________
Basis difference in property, plant and equipment        $ (1,984)     $ (2,072)
Net operating loss carryforward                             2,946         3,083
Basis difference in inventory                                 595           512
Subsidiary reporting differences                              699           290
Derivative financial instruments                              238             -
Other                                                         586           339
Valuation allowance                                        (2,130)       (2,267)
                                                       ____________    _________
Net deferred tax assets (liability)                         $ 950        $ (115)
                                                       ============    =========
Classified as:
     Current deferred tax assets                          $ 1,442      $    897
                                                       ============    =========
     Long-term deferred tax liabilities                    $ (492)     $ (1,012)
                                                       ============    =========

     The Company and its subsidiaries file their federal tax returns on a consolidated basis. As of December 31, 2001, Sagelands Vineyard has a federal net operating loss carryforward of approximately $9.2 million that will expire through 2015. A valuation allowance has been established for a portion of the related deferred tax asset that management believes may not be realized due to annual limitations resulting from the ownership change in Sagelands Vineyard.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

     The consolidated statements of income include the following transactions with related parties (IN thousands):

                                          Nine Months
                                             Ended
                                          December 31,     Year ended March 31,
                                          ____________     _____________________

                                              2001          2001          2000
                                          ____________     _______       _______
Wine purchases from related parties         $ 2,054        $ 1,781       $ 2,384
Grape purchases from related parties          5,781          5,002         2,612
Lease expense for land and facilities
   to joint venture partner                      96             15            19
Interest expense to related parties              75              -             -


NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of December 31, 2001 future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under noncancelable operating leases with terms in excess of one year are as follows: (IN THOUSANDS)

                      2002                   $ 925
                      2003                     906
                      2004                     846
                      2005                     803
                      2006                     846
                   Thereafter                6,516
                                           _______
                      Total                $10,842
                                           =======


     Rent expense charged to operations was $982,000, $1,351,000, and $1,072,000 for the nine months ended December 31, 2001, and for the years ended March 31, 2001 and 2000, respectively.

     In 1991, the Company and Paragon entered into an agreement ("old agreement") to provide the Company with the option to convert EVV into a "permanent partnership" of unlimited duration. Under the old agreement, the Company had made payments totaling $1,070,000 to Paragon to have the right to extend the life of the joint venture. Under a new agreement, entered into on December 27, 1996 ("new agreement"), the Company agreed to further payments totaling $4,540,000, which provided for the Company's continued 50% ownership throughout the remaining life of the joint venture. The payments made to extend the life of the joint venture and maintain continuing ownership of the joint venture had been recorded as goodwill and were being amortized over 40 years through December 31, 2001. Per FASB pronouncements No. 141 and 142, goodwill will no longer be amortized. Also, in December 2001, the Company purchased 50% of the brand name, Edna Valley, for $200,000, which is currently licensed to the joint venture by Paragon.

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

NOTE 14 - DERIVATIVE INSTRUMENTS

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as assets or liabilities, measured at fair value. For each period, changes in fair value are reported in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 also requires the Company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Upon adoption of SFAS No. 133, the Company recorded a derivative liability of $318,000 and, as other comprehensive income, $189,000 ($318,000 pre-tax) representing the cumulative effect of this change in accounting principle as the Company has designated the contract as a highly effective cash flow hedge. The fair value of this derivative (an interest rate swap) as of December 31, 2001 was $664,000. The net change in the swap's carrying value from April 1, 2001 to December 31, 2001 of $347,000 is reflected as a reduction to other comprehensive loss in shareholders' equity. The estimated loss expected to be reclassified into earnings for the year ending December 31, 2002 is $138,000.



NOTE 15 - OBLIGATIONS UNDER CAPITAL LEASE

     The Company leases barrels under long-term leases and has the option to purchase the barrels for a nominal cost at the termination of the lease. Property, plant and equipment includes $1,748,000, of assets held under capital leases, which is net of accumulated amortization of $1,404,000. Future minimum lease payments for assets under capital leases at December 31, 2001 are as follows: (IN THOUSANDS)

2002                                                               $   891
2003                                                                   891
2004                                                                   891
2005                                                                   533
                                                                   _______
Total minimum lease payments                                       $ 3,206
Less amount representing interest                                     (380)
                                                                   _______
Present value of net minimum lease payments                          2,826
Less current portion                                                  (716)
                                                                   _______
Obligations under capital lease, less current portion              $ 2,110
                                                                   =======




NOTE 16 - QUARTERLY DATA (UNAUDITED)

     The Company's quarterly operating results for the nine-month transition period ended December 31, 2001 and the fiscal years ended March 31, 2001 and 2000 are summarized below (IN THOUSANDS, EXCEPT PER SHARE DATA):

                           Gross                                    EPS
    Quarter ended        revenues   Gross profit    Net income   (diluted)
-----------------------  ---------- -------------- ------------- ----------
December 31, 2001         $ 17,185     $ 6,770         $ 654       $ 0.06
September 30, 2001          13,396       5,505           525         0.05
June 30, 2001               13,902       5,445           414         0.04

March 31, 2001            $ 14,656     $ 4,938         $ 473       $ 0.05
December 31, 2000           18,828       6,453           789         0.08
September 30, 2000          14,211       4,315           240         0.02
June 30, 2000               14,518       5,412           548         0.05

March 31, 2000              12,442       4,603            72        (0.04)
December 31, 1999           16,361       7,469         1,669         0.18
September 30, 1999          13,177       5,819         1,014         0.11
June 30, 1999               10,828       5,031           926         0.10


     EPS calculations for each of the quarters are based on the weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not be necessarily equal to the full year EPS amount. EPS for the quarter ended December 31, 2001 was calculated using net income available to common stockholders.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The Chalone Wine Group, Ltd.

     We have audited the accompanying consolidated balance sheets of The Chalone Wine Group, Ltd., as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Chalone Wine Group, Ltd. as of December 31, 2001 and the results of its operations and cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States.


/s/ MOSS ADAMS LLP
______________________

Santa Rosa, California

February 22, 2002

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Chalone Wine Group, Ltd.


     We have audited the accompanying consolidated balance sheet of The Chalone Wine Group, Ltd. and subsidiaries as of March 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Chalone Wine Group, Ltd. and subsidiaries as of March 31, 2001 and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
_________________________

San Francisco, California

May 11, 2001

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      A(1). FINANCIAL STATEMENTS.

      The following financial statements of the Company are included in PART II,
ITEM 8:

                                                                            PAGE

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets...........................................  20
     Consolidated Statements of Income.....................................  21
     Consolidated Statements of Shareholders' Equity.......................  22
     Consolidated Statements of Cash Flows.................................  23
     Notes to Consolidated Financial Statements............................  24

INDEPENDENT AUDITORS REPORTS...............................................36-37

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

     B. REPORTS ON FORM 8-K.

     The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Report:

     October 10, 2001 S-3 Press Release (Item 5). The Company announced that it has selected October 22, 2001 as the record date for purposes of determining the shareholders of record who are to receive pro rata nontransferable rights to purchase additional shares of CWG common stock at a price per share reduced from $10.00 to $8.50 per share.

     December 6, 2001 Rights Offering Press Release (Item 5). The Company announced that the Shareholders of Chalone Wine Group, Ltd purchased $15 million of additional stock during a previously announced rights offering.

     December 10, 2001 8-K/A Change of Auditors (Item 4). The audit committee recommended and the Board of Directors approved the engagement of Moss Adams LLP as its independent auditors for the fiscal year ending December 31, 2001 to replace the firm of Deloitte & Touche, LLP who was dismissed as auditors of the Company.

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


__________________

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

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION

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


__________________

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

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION

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

10.16       Employee Stock Purchase Plan, as amended effective May 16, 1991.(iv)

10.17       Amendment/Extension of Employee Stock Purchase Plan,
            effective July 13, 1993.                                         (v)

10.18       Agreement of Joint Venture, between the Company and Canoe
            Ridge Vineyard, Incorporated [CRVI], dated December 31, 1990.   (vi)


__________________

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

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION

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


__________________

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

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION

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


__________________

(i) Incorporated by reference to Exhibit Nos. 1 and 6, respectively, to the Exhibit herein referenced as Exhibit 4.8.

(ii) Incorporated by reference to Exhibit No. 1 to the Company's Current Report on Form 8-K dated April 27, 1994.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION

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

10.52       Amendment to agreement between Agstar Financial Services,
            Farm Credit Services of America and the Company dated
            February, 2001.                                                 (iv)

10.53       Revolving Loan Promissory Note renewal between Cooperative
            Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland,"
            New York Branch and the Company, dated March 31, 2001.           (v)

23 Consent of Deloitte & Touche LLP to incorporation by reference, dated March 29, 2002.

23.1 Consent of Moss Adams LLP to incorporation by reference, dated March 27, 2002.


__________________

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

(iv) Incorporated by reference to Exhibit Nos. 1, 3, 4 and 2, respectively, to the Company's Current Report on Form 8-K dated May 30, 1991.

(v) Incorporated by reference to Exhibit No. 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION

99.1 Voting Agreement, dated August 31, 2001, between DBR and SFI (vi) Intermediate, Ltd.

































__________________

(vi) Incorporated by reference to Exhibit No. 99.1 to the Company's Current Report on Form 8-K Dated August 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      THE CHALONE WINE GROUP, LTD.


      By /s/ THOMAS B. SELFRIDGE
         -----------------------------
         Thomas B. Selfridge
         Chief Executive Officer
         (Principal Executive Officer)



      By /s/ SHAWN M. CONROY BLOM
         -----------------------------
         Shawn M. Conroy Blom
         Vice President of Finance and Chief Financial Officer


      Dated:  March 29, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ THOMAS B. SELFRIDGE               Director          March 29, 2002
--------------------------------------
Thomas B. Selfridge



/s/ CHRISTOPHE SALIN                   Chairman         March 29, 2002
--------------------------------------
Christophe Salin



/s/ W. PHILIP WOODWARD                Director          March 29, 2002
--------------------------------------
W. Philip Woodward



CRISTINA G. BANKS                     Director          March 29, 2002
--------------------------------------
Cristina G. Banks



/s/ GEORGE MYERS                      Director          March 29, 2002
--------------------------------------
George Myers



/s/ JAMES H. NIVEN                    Director          March 29, 2002
--------------------------------------
James H. Niven

/s/ ERIC DE ROTHSCHILD                Director          March 29, 2002
--------------------------------------
Eric de Rothschild



/s/ MARK HOJEL                        Director          March 29, 2002
--------------------------------------
Mark Hojel



/s/ YVES-ANDRE ISTEL                  Director          March 29, 2002
--------------------------------------
Yves-Andre Istel



/s/ PHILLIP M. PLANT                  Director          March 29, 2002
--------------------------------------
Phillip M. Plant



C. RICHARD KRAMLICH                   Director          March 29, 2002
--------------------------------------
C. Richard Kramlich

                          THE CHALONE WINE GROUP, LTD.
                     DIRECTORS, OFFICERS & WINERY LOCATIONS


BOARD OF DIRECTORS
Christophe Salin, CHAIRMAN
Thomas B. Selfridge, PRESIDENT & CHIEF EXECUTIVE OFFICER
W. Philip Woodward
Cristina G. Banks
Mark A. Hojel
Yves-Andre Istel
C. Richard Kramlich
William G. Myers
James H. Niven
Phillip M. Plant
Eric de Rothschild

OFFICERS
Christophe Salin, CHAIRMAN
Thomas B. Selfridge, PRESIDENT & CHIEF EXECUTIVE OFFICER
Shawn M. Conroy Blom, VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER Robert B. Farver, VICE PRESIDENT OF SALES AND DISTRIBUTION
Paul K. Novak, VICE PRESIDENT OF MARKETING

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

PROVENANCE VINEYARDS
621 Airpark Road, Napa, California 94558
707.963.3808

CORPORATE OFFICE
621 Airpark Road, Napa, California 94558-6272
707.254.4200
HTTP://WWW.CHALONEWINEGROUP.COM

CHALONE WINE FOUNDATION
1000 Main Street, Suite 210
Napa, CA 94559
707.254.1160

COMMON STOCK
Chalone Wine Group, Ltd.
Common stock is currently traded over-the-counter in the NASDAQ National Market System, under the symbol "CHLN."

STOCK TRANSFER AGENT
EquiServe
P.O. Box 8040
Boston, MA 02266-8040
Investor Relations Number 781.575.3120
Internet Address:  HTTP://WWW.EQUISERVE.COM

INDEPENDENT AUDITORS
Moss Adams LLP
Santa Rosa, California

LEGAL COUNSEL
Farella Braun + Martel, LLP
San Francisco, California

ANNUAL MEETING
The Annual Meeting of Shareholders will be held on Thursday, June 6, 2002, at 2:00pm at Chalone Wine Group's corporate office, 621 Airpark Road, Napa, California.

ANNUAL REPORT (FORM 10-K)
A copy of the Company's Annual Report, Form 10-K for the year ended December 31, 2001 is filed with the Securities & Exchange Commission and is available to shareholders by written request to:

                  Chalone Wine Group
                  Attn:  Investor Relations
                  621 Airpark Road
                  Napa, California 94558-6272