Form 10-Q
period 2002-03-31
CHALONE WINE GROUP LTD
filed 2002-05-14
CIK 742685

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes  X     No
                                             _____     _____

The number of shares outstanding of Registrant's Common Stock on May 2, 2002 was 12,070,476.

________________________________________________________________________________

                          The Chalone Wine Group, Ltd.


                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE

         Consolidated Balance Sheets as of March 31, 2002, and
         December 31, 2001.                                                    3

         Consolidated Statements of Income for the three-month
         periods ended March 31, 2002 and 2001.                                4

         Consolidated Statements of Cash Flows for the three-month
         periods ended March 31, 2002 and 2001.                                5

         Notes to Consolidated Financial Statements.                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                              8

ITEM 3. DISCLOSURES ABOUT MARKET RISK                                         11



                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      15



                          THE CHALONE WINE GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS
                                                                                  March 31,                 December 31,
                                                                                    2002                        2001
                                                                                  _________                 ____________
                                                                                 (unaudited)

Current assets:
     Accounts receivable, net                                                     $  11,985                   $  11,475
     Notes receivable                                                                   181                         181
     Inventory                                                                       71,100                      76,658
     Prepaid expenses and other                                                         902                         700
     Deferred income taxes                                                            1,349                       1,442
                                                                                  _________                   _________
          Total current assets                                                       85,517                      90,456
Investment in Chateau Duhart-Milon                                                    7,903                       7,897
Property, plant and equipment - net                                                  73,054                      73,232
Goodwill and trademarks - net of accumulated
     amortization of $2,583 and $2,550, respectively                                 11,436                      11,379
Notes receivable, net of current portion                                                604                         653
Other assets                                                                          1,014                         852
                                                                                  _________                   _________
          Total assets                                                            $ 179,528                   $ 184,469
                                                                                  =========                   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                     $   8,329                   $  23,882
     Revolving bank loan                                                             22,442                      12,086
     Current portion of related party note payable                                       18                          18
     Current portion of obligations under capital lease                                 716                         716
     Current maturities of long-term borrowings                                       2,034                       2,034
                                                                                  _________                   _________
          Total current liabilities                                                  33,539                      38,736
Long-term borrowings, less current maturities                                        47,066                      47,082
Obligations under capital lease, less current portion                                 1,926                       2,110
Related party note payable, less current portion                                        866                         869
Liability on interest rate swap contract                                                472                         664
Deferred income taxes                                                                   492                         492
                                                                                  _________                   _________
          Total liabilites                                                           84,361                      89,953
                                                                                  _________                   _________

Minority interest                                                                     3,406                       3,201

Shareholders' equity:
     Common stock - authorized 15,000,000 shares no par value;
          issued and outstanding: 12,069,608 and 12,067,504 shares,
          respectively                                                               76,410                      76,433
     Retained earnings                                                               19,972                      19,494
     Accumulated other comprehensive loss                                            (4,621)                     (4,612)
                                                                                  _________                   _________
          Total shareholders' equity                                                 91,761                      91,315
                                                                                  _________                   _________
          Total liabilities and shareholders' equity                              $ 179,528                   $ 184,469
                                                                                  =========                   =========

                             See accompanying notes



                          THE CHALONE WINE GROUP, LTD.


                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           Three months ended
                                                                 March 31,
                                                        _________________________
                                                           2002            2001
                                                        _________        ________

Gross revenues                                          $  16,658        $ 14,656
     Excise taxes                                            (460)           (400)
                                                        _________        ________
Net revenues                                               16,198          14,256
Cost of wines sold                                        (10,150)         (9,318)
                                                        _________        ________
     Gross profit                                           6,048           4,938
Other operating (expenses) revenues, net                     (407)             53
Selling, general and administrative expenses               (3,876)         (3,161)
                                                        _________        ________
     Operating income                                       1,765           1,830
Interest expense, net                                        (908)           (937)
Equity in net income of Chateau Duhart-Milon                  148              47
Other income                                                   20              23
Minority interests                                           (206)            (62)
                                                        _________        ________
     Income before income taxes                               819             901
Income taxes                                                 (341)           (428)
                                                        _________        ________
     Net income                                         $     478        $    473
                                                        =========        ========


     Earnings per share-basic & diluted                 $    0.04        $   0.05


Weighted average number of shares outstanding:
     Basic                                                 12,068          10,238
     Diluted                                               12,111          10,252




                             See accompanying notes


                          THE CHALONE WINE GROUP, LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                Three months ended
                                                                     March 31,
                                                               ___________________
                                                                  2002       2001
                                                               ________   ________

Cash flows from operating activities:
    Net income                                                 $    478   $    473
    Adjustments to reconcile net income to net cash provided
      by operating activities:
    Depreciation and amortization                                 1,507        559
    Equity in net income of  Chateau Duhart-Milon                  (148)       (47)
    Increase in minority interests                                  205         62
    Other                                                             1          4
    Changes in:
      Accounts and other receivable                                (510)     3,000
      Inventory                                                   5,558      6,411
      Prepaid expenses and other assets                            (427)      (315)
      Deferred income taxes                                          15       (734)
      Accounts payable and accrued liabilities                  (15,569)    (7,502)
                                                               ________   ________
    Net cash provided by operating activities                    (8,890)     1,911
                                                               ________   ________
    Cash flows from investing activities:
      Capital expenditures                                       (1,296)    (4,379)
      Property and business acquisitions                              -         18
      Proceeds from disposal of property and equipment                7         18
      Net changes of notes receivable                                49       (470)
      Acquisition of minority interest in Canoe Ridge Vineyard        -     (3,960)
      Distributions from Chateau Duhart-Milon                         -        737
                                                               ________   ________
        Net cash used in investing activities                    (1,240)    (8,036)
                                                               ________   ________
    Cash flows from financing activities:
      Borrowings on revolving bank loan - net                    10,356      7,039
      Net change in capital lease obligation                       (184)         -
      Repayment of long-term and other debt                         (19)    (1,013)
      (Re-purchase of) proceeds from issuance of common stock       (23)       155
                                                               ________   ________
        Net cash provided by (used in) financing activities      10,130      6,181
                                                               ________   ________

    Net increase in cash and equivalents                              -         56
    Cash and equivalents at beginning of period                       -          -
                                                               ________   ________
    Cash and equivalents at end of period                      $      -   $     56
                                                               ========   ========

    Other cash flow information:
      Interest paid                                            $  1,177   $  1,206
      Income taxes paid                                             832        148
    Non-cash investing & financing activities:
      Interest swap flucuation, net                                 113          -

                                See accompanying notes

                          THE CHALONE WINE GROUP, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the nine-month transition period ended December 31, 2001.

     The consolidated balance sheet at December 31, 2001, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended, included in the Company's annual report on Form 10-K.



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and related disclosures at the date of the financial statements. Actual results could differ from these estimates. See Item 2. for the Company's critical accounting policies.



NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon and gains or losses relating to derivative instruments. The following is a reconciliation of net income and comprehensive income (UNAUDITED, IN THOUSANDS):

                                                            Three months ended
                                                                  March 31,
                                                            ____________________
                                                             2002          2001
                                                            ______       _______
 Net income                                                 $  478       $   473
 Changes in fair value of derivatives; net of tax effect       113             -
 Transition adjustment reclassified in earnings; net of
   tax effect                                                   20             -
 Foreign currency translation (loss) gain                     (142)          613
                                                            ______       _______
 Comprehensive income                                       $  469       $ 1,086
                                                            ======       =======



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

                          THE CHALONE WINE GROUP, LTD.

NOTE 5 - INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                     March 31,
                                              _____________________
                                                 2002        2001
                                              __________   ________
 Bulk wine                                    $ 43,346     $ 44,616
 Bottled wine                                   27,094       31,303
 Wine packaging supplies                           341          313
 Other                                             319          426
                                              __________   ________
 Total                                        $ 71,100     $ 76,658
                                              ==========   ========



NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

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

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the period ended March 31, 2002, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

       The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts of assets acquired or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant in the three months ended March 31, 2002 and the fiscal years 2001 and 2000.



NOTE 7-SUBSEQUENT EVENTS

           In April 2002, the Company successfully completed the renewal of its revolving bank loan with Rabobank. The bank facility negotiation involved (1) a $55 million revolving credit facility secured first by inventory and accounts receivable and second by substantially all of the Company's fixed assets (other than certain specified assets), and (2) a $17.5 million term loan secured first by certain of the Company's fixed assets (other than certain specified assets) and second by the Company's inventory and accounts receivable, each on a pari passu basis with the holders of the Company's $30 million previously unsecured senior notes issued in September 2000 (the "Notes"). In connection with the finalization, the Company amended certain provisions applicable to the Notes.

                          THE CHALONE WINE GROUP, LTD.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular,  statements  made  in  this  Item  2,  relating  to  projections  or predictions about the Company's future investments in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company; (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages and (vii) the risks associated with the assimilation of acquisitions. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 2001.


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

                          THE CHALONE WINE GROUP, LTD.


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



RESULTS OF OPERATIONS -FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001


                                                           Three months ended          Percent
                                                                March 31,               Change
                                                         ______________________       ____________
                                                           2002          2001         2002 vs 2001
                                                         ________      ________       ____________

 Net revenues                                             100.0 %       100.0 %            0.0 %
 Cost of sales                                            (62.6)%       (65.3)%           (4.1)%
                                                         ________      ________
    Gross profit                                           37.4 %        34.7 %            7.8 %
 Other operating revenues (expenses), net                  (2.5)%         0.4 %         (725.0)%
 Selling, general and admin. expenses                     (23.9)%       (22.3)%            7.2 %
                                                         ________      ________
    Operating income                                       11.0 %        12.8 %          (14.1)%
 Interest expense                                          (5.6)%        (6.6)%          (15.2)%
 Equity in net income of Chateau Duhart-Milon               0.9 %         0.3 %          200.0 %
 Other income                                               0.1 %         0.2 %          (50.0)%
 Minority interests                                        (1.3)%        (0.4)%          225.0 %
                                                         ________      ________
    Income before income taxes                              5.1 %         6.3 %          (19.0)%
 Income taxes                                              (2.1)%        (3.0)%          (30.0)%
                                                         ________      ________
    Net income                                              3.0 %         3.3 %           (9.1)%
                                                         ========      ========


NET REVENUES

     Net  revenues  for  the  three  months  ended  March  31,  2002   increased
approximately 13.6% over the comparable period in the prior year. This increase was caused by changes in product mix and increased sales volume.

GROSS PROFIT

     Gross profit margin for the three months ended March 31, 2002, increased by approximately 22% over the comparable period in the preceding year. This percentage increase primarily resulted from lower costs attributable to the release and sale of 2000 vintage wines.

                          THE CHALONE WINE GROUP, LTD.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended March 31, 2002, increased approximately $714,000 or 22.6% over the comparable period in the prior year. This change was primarily a result of increases in sales and marketing infrastructure costs.

OPERATING INCOME

     Operating income for the three months ended March 31, 2002, decreased $65,000 or 4% primarily due to a $458,000 loss on sale of bulk wine which is recorded in other operating expenses, net and higher selling, general and administrative expenses. The bulk wine sales were part of management's plan to manage inventory, both in quantity and quality.

INTEREST EXPENSE

     Interest expense decreased $30,000 for the three months ended March 31, 2002, primarily due to lower interest rates.

EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the three months ended March 31, 2002 was $148,000, an increase of $101,000 over the comparable period in the preceding year. This change was primarily a result of timing of product releases as compared to the prior year.

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

MINORITY INTEREST

     The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV for the three months ended March 31, 2002 was $206,000, a $146,000 increase over the comparable period in the prior year. This increase was due to the higher net income of Edna Valley Vineyard as compared to the prior year as a result of higher sales volume and lower cost of sales due to the release of 2000 vintage wines.

NET INCOME

     Net income for the three months ended March 31, 2002 and 2001, were $478,000 and $473,000 respectively, reflecting an increase of 1% over the comparable period in the prior year. This increase was primarily due to the lower cost of sales attributable to the release of 2000 vintage wines offset by higher selling, general and administrative expenses and an other operating revenue (expense), net.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased approximately $.3 million during the three months ended March 31, 2002 primarily as a result of a decrease in inventory and payables offset by an increase in the revolving bank debt to fund property, plant and equipment expenditures and other cash requirements.

     The Company's revolving bank loan expired March 31, 2002 and two extensions were provided extending the maturity date to April 30, 2002. On April 22, 2002, the Company finalized the borrowing arrangement with its bank. The borrowing arrangement with its bank involves (1) a $55 million revolving credit facility secured first by inventory and accounts receivable and second by substantially all of the Company's fixed assets (other than certain specified assets), and (2) a $17.5 million term loan secured first by certain of the Company's fixed assets (other than certain specified assets) and second by the Company's inventory and accounts receivable, each on a pari passu basis with the holders of the Company's $30 million previously unsecured senior notes issued in September 2000

                          THE CHALONE WINE GROUP, LTD.


(the "Notes"). In connection with the finalization, the Company amended certain of the provisions applicable to the Notes.

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

     The Company expects to finance these future capital needs through operations, securities offerings and additional borrowings. There can be no assurance that the Company will be able to obtain this financing on terms acceptable to the Company.



ITEM 3.    DISCLOSURES ABOUT RISK


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

                          THE CHALONE WINE GROUP, LTD.


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


     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the three months ended March 31, 2002, approximately 89% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase which could harm our business.

     Approximately 90% of our consolidated net revenues in the three months ended March 31, 2002 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Cabernet Sauvignon, Pinot Noir, and Merlot accounted for 39%, 19%, 14% and 18% of our net revenues, respectively. Changes in consumer preferences with respect to these varietal wines could adversely affect our business.

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

                          THE CHALONE WINE GROUP, LTD.


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

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined represented approximately 6% and 41%, respectively, of our net revenues during the three months ended March 31, 2002. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a single broker to sell our wines within California. Such sales represent 28% of our net revenues during the three months ended March 31, 2002. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 2% of total consolidated revenue for the three months ended March 31, 2002. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

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



PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         None.

     (b) Reports on Form 8-K.

         During the first quarter ended March 31, 2002, the Company filed the following Current Reports on Form 8-K:

                  March 14, 2002 Press Release (Item 5). The Company announced that the 2002 Shareholder Business Meeting would be held June 6, 2002.

                          THE CHALONE WINE GROUP, LTD.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  MAY 14, 2002                  THE CHALONE WINE GROUP, LTD.
____________________                  ____________________________
                                             (Registrant)


                                     /s/ THOMAS B. SELFRIDGE
                                     _____________________________________
                                     Thomas B. Selfridge
                                     President and Chief Executive Officer



DATED:  MAY 14, 2002                  /s/ SHAWN M. CONROY BLOM
____________________                 __________________________________________
                                     Shawn M. Conroy Blom
                                     Vice President and Chief Financial Officer