Form 10-Q
period 2002-06-30
CHALONE WINE GROUP LTD
filed 2002-08-14
CIK 742685

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [ ]

The number of shares outstanding of Registrant's Common Stock on August 12, 2002 was 12,066,634


================================================================================

                          THE CHALONE WINE GROUP, LTD.

                         PART I. - FINANCIAL INFORMATION


                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of June 30, 2002,
        and December 31, 2001.                                                3

        Consolidated Statements of Income for the three-month and
        six-month periods ended June 30, 2002 and 2001.                       4

        Consolidated Statements of Cash Flows for the six-month
        periods ended June 30, 2002 and 2001.                                 5

        Notes to Consolidated Financial Statements.                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                             8

ITEM 3. DISCLOSURE ABOUT MARKET RISK                                         11




                          PART II. - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     15



                          THE CHALONE WINE GROUP, LTD.


                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS


                                                                          June 30,        December 31,
                                                                            2002              2001
                                                                         ___________      ____________
                                                                         (unaudited)

Current assets:
     Accounts receivable, net                                             $  11,577        $  11,475
     Notes receivable                                                           203              181
     Inventory                                                               70,028           76,658
     Prepaid expenses and other                                                 317              700
     Deferred income taxes                                                    1,501            1,442
                                                                          _________        _________
          Total current assets                                               83,626           90,456
Investment in Chateau Duhart-Milon                                            9,561            7,897
Property, plant and equipment - net                                          73,315           73,232
Goodwill and trademarks - net of accumulated
     amortization of $2,575 and $2,550, respectively                         11,395           11,379
Notes receivable, net of current portion                                        534              653
Other assets                                                                  2,073              852
                                                                          _________        _________
          Total assets                                                    $ 180,504        $ 184,469
                                                                          =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                             $   7,601        $  23,882
     Revolving bank loan                                                     21,448           12,086
     Current maturities of related party note payable                            22               18
     Current portion of obligations under capital lease                         716              716
     Current maturities of long-term borrowings                                 730            2,034
                                                                          _________        _________
          Total current liabilities                                          30,517           38,736
Long-term borrowings, less current maturities                                49,032           47,082
Obligations under capital lease, less current portion                         1,778            2,110
Related party note payable, net of current portion                              856              869
Liability on interest rate swap contract                                        865              664
Deferred income taxes                                                           492              492
                                                                          _________        _________
          Total liabilites                                                   83,540           89,953
                                                                          _________        _________
Minority interest                                                             3,820            3,201
Shareholders' equity:
     Common stock - authorized 15,000,000 shares no par value;
          issued and outstanding: 12,066,634 and 12,067,504 shares,
          respectively                                                       76,371           76,433
     Retained earnings                                                       20,432           19,494
     Accumulated other comprehensive loss                                    (3,659)          (4,612)
                                                                          _________        _________
          Total shareholders' equity                                         93,144           91,315
                                                                          _________        _________
          Total liabilities and shareholders' equity                      $ 180,504        $ 184,469
                                                                          =========        =========


                  The accompanying notes are an integral part of the consolidated financial statements




                          THE CHALONE WINE GROUP, LTD.


                        CONSOLIDATED STATEMENTS OF INCOME
                (unaudited, in thousands, except per share data)


                                                       Three months ended                Six months ended
                                                            June 30,                         June 30,
                                                    _________________________        ________________________
                                                      2002             2001            2002            2001
                                                    ________         ________        ________        ________

Gross revenues                                      $ 13,797         $ 13,900        $ 30,455        $ 28,558
     Excise taxes                                       (356)            (375)           (816)           (775)
                                                    ________         ________        ________        ________
Net revenues                                          13,441           13,525          29,639          27,783
Cost of wines sold                                    (8,391)          (8,082)        (18,541)        (17,400)
                                                    ________         ________        ________        ________
     Gross profit                                      5,050            5,443          11,098          10,383
Other operating revenues (expense), net                    5               31            (402)             84
Selling, general and administrative expenses          (3,585)          (3,802)         (7,461)         (6,965)
                                                    ________         ________        ________        ________
     Operating income                                  1,470            1,672           3,235           3,502
Interest expense, net                                   (782)          (1,026)         (1,690)         (1,964)
Equity in net income of Chateau Duhart-Milon             586              199             734             246
Other income (loss)                                      (33)             (34)            (13)            (11)
Minority interests                                      (413)            (111)           (619)           (171)
                                                    ________         ________        ________        ________
     Income before income taxes                          828              700           1,647           1,602
Income taxes                                            (368)            (286)           (709)           (715)
                                                    ________         ________        ________        ________
     Net income                                     $    460         $    414        $    938        $    887
                                                    ========         ========        ========        ========

     Earnings per share-basic & diluted             $   0.04         $   0.04        $   0.08        $   0.09
Weighted average number of shares outstanding:
     Basic                                            12,069           10,262          12,069          10,255
     Diluted                                          12,309           10,335          12,115          10,335


                  The accompanying notes are an integral part of the consolidated financial statements




                          THE CHALONE WINE GROUP, LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                   Six months ended
                                                                       June 30,
                                                                  ___________________
                                                                   2002        2001
                                                                  _______     _______

Cash flows from operating activities:
    Net income                                                    $   938     $   887
    Adjustments to reconcile net income to net cash provided
      by operating activites:
    Depreciation and amortization                                   2,842       2,075
    Equity in net income of  Chateau Duhart-Milon                    (734)       (246)
    Increase (decrease) in minority interests                         619         171
    Loss (gain) on sale of assets                                      (4)         45
    Changes in:
      Deferred income taxes                                            23        (820)
      Accounts receivable                                            (102)      3,296
      Inventory                                                     6,630       7,736
      Prepaid expenses and other assets                              (258)       (184)
      Accounts payable and accrued liabilities                    (16,298)     (7,129)
                                                                  _______     _______
    Net cash provided by (used in) operating activities            (6,344)      5,831
                                                                  _______     _______
    Cash flows from investing activities:
      Capital expenditures                                         (2,807)     (7,997)
      Property and business acquisitions                                -          18
      Proceeds from disposal of property and equipment                  7          18
      Net changes of note receivable                                   97        (443)
      Acquisition of minority interest in Canoe Ridge Vineyard          -      (3,960)
      Distributions from Chateau Duhart-Milon                         108         737
                                                                  _______     _______
                 Net cash used in investing activities             (2,595)    (11,627)
                                                                  _______     _______
    Cash flows from financing activities:
      Borrowings on revolving bank loan - net                       9,362       6,975
      Net change in capital lease                                    (332)          -
      Repayment of long-term and other debt                           (29)     (1,526)
      (Re-purchase of) proceeds from issuance of common stock         (62)        347
                                                                  _______     _______
                 Net cash provided by financing activities          8,939       5,796
                                                                  _______     _______
    Net increase (decrease) in cash and equivalents                     -           -
    Cash and equivalents at beginning of period                         -           -
                                                                  _______     _______
    Cash and equivalents at end of period                         $     -     $     -
                                                                  =======     =======
    Other cash flow information:
      Interest paid                                               $ 1,992     $ 2,233
      Income taxes paid                                               638         231


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

ADOPTION OF SFAS 142 - ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

     As required by Financial Accounting Standards Board pronouncement No. 142, "Goodwill and Other Intangible Assets", the Company has performed the first of the required impairment tests for goodwill and other intangible assets. Based on the results of that test, the Company has determined that goodwill and other intangible assets were not impaired at January 1, 2002.


NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon and gains or losses relating to derivative instruments. The following is a reconciliation of net income and comprehensive income (UNAUDITED, IN THOUSANDS):

                                                             Six months ended
                                                                 June 30,
                                                            __________________
                                                             2002        2001
                                                            _______     ______
Net income                                                  $   938     $  887
Cummulative effect of adopting SFAS No. 133                       -       (188)
Changes in fair value of derivatives; net of tax effect        (119)        80
Reclassification adjustment; net of tax effect                   34          9
Foreign currency translation gain (loss)                      1,038       (889)
                                                            _______     ______
Comprehensive income                                        $ 1,891     $ (101)
                                                            =======     ======


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

NOTE 5 - INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                              June 30,
                                      ________________________
                                       2002             2001
                                      _______          _______

 Bulk wine                            $34,283          $44,616
 Bottled wine                          35,095           31,303
 Wine packaging supplies                  331              313
 Other                                    319              426
                                      _______          _______
 Total                                $70,028          $76,658
                                      =======          =======


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

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the period ended June 30, 2002, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

       The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts of assets acquired or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant for the six months ended June 30, 2002 and 2001.


NOTE 7-LONG-TERM DEBT

                 In April 2002, the Company successfully completed the renewal of its revolving bank loans with Rabobank. The bank facility negotiation involved (1) a $55 million revolving credit facility secured first by inventory and accounts receivable and second by substantially all of the Company's fixed assets (other than certain specified assets), and (2) a $17.5 million term loan secured first by certain of the Company's fixed assets (other than certain specified assets) and second by the Company's inventory and accounts receivable, each on a pari passu basis with the holders of the Company's $30 million previously unsecured senior notes issued in September 2000 (the ONotesO). In connection with the finalization, the Company amended certain provisions applicable to the Notes.

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



RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS OF 2002 COMPARED TO SECOND QUARTER AND SIX MONTHS OF FISCAL 2001


                                                      Three months ended         Percent           Six months ended        Percent
                                                           June 30,              Change              June 30,              Change
                                                     _____________________     ____________     ___________________     ____________
                                                      2002          2001       2002 vs 2001       2002       2001       2002 vs 2001
                                                     _______       _______     ____________     _______     _______     ____________

Net revenues                                         100.0 %       100.0 %            0.0 %     100.0 %     100.0 %         0.0 %
Cost of sales                                        (62.4)%       (59.7)%            4.5 %     (62.6)%     (62.6)%         0.0 %
                                                     _______       _______                      _______     _______
   Gross profit                                       37.6 %        40.3 %           (6.7)%      37.4 %      37.4 %         0.0 %
Other operating revenues, net                          0.0 %         0.2 %          (80.0)%      (1.4)%       0.3 %      (566.7)%
Selling, general and admin. expenses                 (26.7)%       (28.1)%           (5.0)%     (25.2)%     (25.1)%         0.4 %
                                                     _______       _______                      _______     _______
   Operating income                                   10.9 %        12.4 %          (11.8)%      10.8 %      12.6 %       (14.3)%
Interest expense                                      (5.8)%        (7.6)%          (23.7)%      (5.7)%      (7.1)%       (19.7)%
Equity in net income of Chateau Duhart-Milon           4.4 %         1.5 %          193.3 %       2.5 %       0.9 %       177.8 %
Other Income                                          (0.3)%        (0.3)%            0.0 %       0.0 %       0.0 %         0.0 %
Minority interests                                    (3.1)%        (0.8)%          287.5 %      (2.1)%      (0.6)%       250.0 %
                                                     _______       _______                      _______     _______
   Income before income taxes                          6.1 %         5.2 %           18.1 %       5.5 %       5.8 %        (5.2)%
Income taxes                                          (2.7)%        (2.1)%           28.6 %      (2.4)%      (2.6)%        (7.7)%
                                                     _______       _______                      _______     _______
   Net income                                          3.4 %         3.1 %           11.0 %       3.1 %       3.2 %        (3.1)%
                                                     =======       =======                      =======     =======




NET REVENUES

     Net revenues for the six months ended June 30, 2002 increased approximately 6.7% over the comparable period in the prior year. This increase was caused by changes in product mix and increased sales volume.

     Net revenues for the three months ended June 30, 2002 decreased approximately 0.7% over the comparable period in the prior year. This decrease was due to a decrease in shipments in 2002 as compared to the prior year quarter.

                          THE CHALONE WINE GROUP, LTD.


GROSS PROFIT

     Gross profit margin for the six months ended June 30, 2002, was unchanged as compared to the comparable period in the prior year. Gross profit margin for the three months ended June 30, 2002 decreased 6.7% over the comparable period in the preceding year due to changes in product mix and continued discount pressure in the marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended June 30, 2002, decreased approximately $219,000 or 5.8% over the comparable period in the prior year. This change was primarily a result of lower selling and general administrative costs at the wineries offset by sales and marketing expenses due to the Company's increased sales efforts in this challenging marketplace. Selling, general and administrative expenses for the six months ended June 30, 2002, increased approximately $496,000 or 7.1% over the comparable period in the prior year. This change was primarily a result of increases in sales and marketing infrastructure costs.

OPERATING INCOME

     Operating income for the three months ended June 30, 2002, decreased $202,000 or 12.1% primarily due to the higher discount on wine sales. Operating income for the six months ended June 30, 2002 decreased by $267,000 or 7.6% primarily due to the higher discounts, a $458,000 loss on sale of bulk wine which is recorded in other operating expenses, net and higher selling, general and administrative expenses. The bulk wine sales were part of management's plan to manage inventory, both in quantity and quality.

INTEREST EXPENSE

     Interest expense for the three and six month periods ending June 30, 2002 decreased $245,000and $274,000, respectively, over the comparable periods in the prior year. The decrease is primarily due to lower interest rates.

EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the three months and six months ended June 30, 2002 was $586,000 and $734,000 increases of $387,000 and $488,000, respectively, over the comparable periods in the prior year. This change was primarily a result of timing of product releases as compared to the prior year.

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

MINORITY INTEREST

     The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV for the three months and six months ended June 30, 2002 was $413,000 and $619,000 respectively. The increases in minority interest were $304,000 and $450,000 for the three and six month periods ended June 30, 2002, respectively, when compared to the same periods last year. These increases were due to the higher net income of Edna Valley Vineyard as compared to the prior year as a result of higher sales volume and lower cost of sales due to the release of 2000 and 2001 vintage wines. As previously reported, the 2000 and 2001 vintages were a return to normal crop levels contributing to historical volumes and expected cost structures.

NET  INCOME

     Net income for the six months ended June 30, 2002, increased $51,000 or 5.7% compared to the same period in the prior year. The increase was due to increased shipments offset by higher selling and administrative expenses. Net income for the three months ended June 30, 2002, increased $46,000 or 11.1% compared to the same period in the prior year. This was primarily due to the increase in equity in net income of Duhart-Milon, lower selling, general and administrative expenses, and lower interest expenses offset by higher minority interests.

                          THE CHALONE WINE GROUP, LTD.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased approximately $1,389,000 during the six months ended June 30, 2002, primarily as a result of a decrease of current maturities of long term borrowing due to the restructure of the Company's borrowing arrangement.

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

                          THE CHALONE WINE GROUP, LTD.


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


     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the three months ended June 30, 2002, approximately 89% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase which could harm our business.

     Approximately 90% of our consolidated net revenues in the six months ended June 30, 2002 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Cabernet Sauvignon, Pinot Noir, and Merlot accounted for 39%, 19%, 14% and 18% of our net revenues, respectively. Changes in consumer preferences with respect to these varietal wines could adversely affect our business.

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

                          THE CHALONE WINE GROUP, LTD.


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

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our nineteen largest distributors combined represented approximately 6% and 41%, respectively, of our net revenues during the three months ended June 30, 2002. Sales to our nineteen largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. We use a single broker to sell our wines within California. Such sales represent 28% of our net revenues during the three months ended June 30, 2002. Effective July 1, 2002, the Company switched from a single broker to a distributor in California. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any

                          THE CHALONE WINE GROUP, LTD.


difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 2% of total consolidated revenue for the six months ended June 30, 2002. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

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

     DECREASED CASH FLOW COULD LIMIT OUR ABILITY TO SERVICE OUR DEBT

     As a result of incurring debt, we are subject to the risks normally associated with debt financing, including the risk that cash flow from operations will be insufficient to meet required payments of principal and interest. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factor, including factors beyond our control.



     OUR DEBT FINANCING AGREEMENTS CONTAIN RESTRICTIVE COVENANTS WITH WHICH WE MAY NOT BE ABLE TO COMPLY

     Our existing line of credit and long-term debt financing agreements contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control.

                          THE CHALONE WINE GROUP, LTD.


PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

         During the second quarter ended June 30, 2002, the Company filed the following Current Reports on Form 8-K:
           April 22, 2002 (Item 5). The Company reported finalization of the borrowing arrangement with its bank.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  AUGUST 12, 2002          THE CHALONE WINE GROUP, LTD.

                                          (Registrant)



                                    /s/ THOMAS B. SELFRIDGE
                                 ____________________________________________
                                 Thomas B. Selfridge
                                 President and Chief Executive Officer




DATED:  AUGUST 12, 2002             /s/ SHAWN M. CONROY BLOM
                                 ____________________________________________
                                 Shawn M. Conroy Blom
                                 Vice President and Chief Financial Officer