Form 10-Q
period 2002-09-30
CHALONE WINE GROUP LTD
filed 2002-11-15
CIK 742685

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

                                       OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________________ to _________________


                         Commission file number: 0-13406


                          THE CHALONE WINE GROUP, LTD.
             ______________________________________________________
             (Exact Name of Registrant as Specified in Its Charter)


           California                                    94-1696731
_______________________________              ___________________________________
(State or Other Jurisdiction of
 Incorporation or Organization)             (I.R.S. Employer Identification No.)


                   621 Airpark Road
                   Napa, California                               94558
       ________________________________________                __________
       (Address of Principal Executive Offices)                (Zip Code)


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

The number of shares outstanding of Registrant's Common Stock on November 12, 2002 was 12,066,634.


================================================================================

                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION


                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of September 30, 2002,
           and December 31, 2001.                                             3

        Consolidated Statements of Income for the three-month and
           nine-month periods ended September 30, 2002 and 2001.              4

        Consolidated Statements of Cash Flows for the nine-month
           periods ended September 30, 2002 and 2001.                         5

        Notes to Consolidated Financial Statements.                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                             8

ITEM 3. DISCLOSURE ABOUT MARKET RISK                                         11

ITEM 4. CONTROLS AND PROCEDURES                                              16




                     PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


                          The Chalone Wine Group, Ltd.


                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                     September 30,
                                                                         2002           December 31,
                                                                      (unaudited)           2001
                                                                     _____________      ____________

Current assets:
    Accounts receivable, net                                           $  12,452         $  11,475
    Notes receivable                                                         170               181
    Inventory                                                             72,967            76,658
    Prepaid expenses and other                                               281               700
    Deferred income taxes                                                  1,690             1,442
                                                                       _________         _________
        Total current assets                                              87,560            90,456
Investment in Chateau Duhart-Milon                                         9,526             7,897
Property, plant and equipment - net                                       83,214            73,232
Goodwill and trademarks - net of accumulated
    amortization of $2,575 and $2,550, respectively                       11,352            11,379
Notes receivable, net of current portion                                     534               653
Other assets                                                               1,658               852
                                                                       _________         _________
        Total assets                                                   $ 193,844         $ 184,469
                                                                       =========         =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                           $  14,782         $  23,882
    Revolving bank loan                                                   17,598            12,086
    Current maturities of related party note payable                           -                18
    Current portion of obligations under capital lease                       716               716
    Current maturities of long-term borrowings                             1,437             2,034
                                                                       _________         _________
        Total current liabilities                                         34,533            38,736
Long-term borrowings, less current maturities                             58,628            47,082
Obligations under capital lease, less current portion                      1,629             2,110
Related party note payable, net of current portion                             -               869
Liability on interest rate swap contract                                   1,376               664
Deferred income taxes                                                        492               492
                                                                       _________         _________
        Total liabilites                                                  96,658            89,953
                                                                       _________         _________

Minority interest                                                          3,742             3,201

Shareholders' equity:
    Common stock - authorized 15,000,000 shares no par value;
        issued and outstanding: 12,066,634 and 12,067,504 shares,
        respectively                                                      76,378            76,433
    Retained earnings                                                     21,096            19,494
    Accumulated other comprehensive loss                                  (4,030)           (4,612)
                                                                       _________         _________
        Total shareholders' equity                                        93,444            91,315
                                                                       _________         _________
        Total liabilities and shareholders' equity                     $ 193,844         $ 184,469
                                                                       =========         =========

       The accompanying notes are an integral part of the consolidated financial statements



                          The Chalone Wine Group, Ltd.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited in thousands)


                                                       Three months ended               Nine months ended
                                                         September 30,                    September 30,
                                                    _________________________        ________________________
                                                      2002             2001            2002             2001
                                                    ________         ________        ________        ________

Gross revenues                                      $ 19,012         $ 12,759        $ 48,201        $ 39,953
     Excise taxes                                       (540)            (344)         (1,356)         (1,119)
                                                    ________         ________        ________        ________
Net revenues                                          18,472           12,415          46,845          38,834
Cost of wines sold                                   (11,839)          (7,547)        (30,380)        (24,947)
                                                    ________         ________        ________        ________
     Gross profit                                      6,633            4,868          16,465          13,887
Other operating revenues (expense), net                 (288)              (2)           (690)             82
Selling, general and administrative expenses          (3,751)          (2,973)         (9,946)         (8,573)
                                                    ________         ________        ________        ________
     Operating income                                  2,594            1,893           5,829           5,396
Interest expense, net                                 (1,247)          (1,032)         (2,937)         (2,996)
Equity in net income of Chateau Duhart-Milon              62              183             796             429
Other income (loss)                                     (418)              34            (431)             23
Minority interests                                        77             (187)           (542)           (358)
                                                    ________         ________        ________        ________
     Income before income taxes                        1,068              891           2,715           2,494
Income taxes                                            (404)            (366)         (1,113)         (1,081)
                                                    ________         ________        ________        ________
     Net income                                     $    664         $    525        $  1,602        $  1,413
                                                    ========         ========        ========        ========


     Earnings per share-basic                       $   0.06         $   0.05        $   0.13        $   0.14
     Earnings per share-diluted                     $   0.05         $   0.05        $   0.13        $   0.14
Weighted average number of shares outstanding:
     Basic                                            12,068           10,302          12,069          10,282
     Diluted                                          12,075           10,381          12,092          10,355


            The accompanying notes are an integral part of the consolidated financial statements



                          The Chalone Wine Group, Ltd.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited in thousands)


                                                                   Nine months ended
                                                                     September 30,
                                                                  ___________________
                                                                   2002         2001
                                                                  _______     _______

Cash flows from operating activities:
    Net income                                                    $ 1,602     $ 1,413
    Adjustments to reconcile net income to net cash provided
      by operating activites:
    Depreciation and amortization                                   4,464       3,475
    Equity in net income of  Chateau Duhart-Milon                    (796)       (429)
    Increase (decrease) in minority interests                         541         358
    Loss (gain) on sale of assets                                     451          (4)
    Changes in:
      Deferred income taxes                                            43      (1,197)
      Accounts receivable                                            (977)      3,913
      Inventory                                                     3,691       6,006
      Prepaid expenses and other assets                              (224)       (348)
      Accounts payable and accrued liabilities                     (9,100)     (5,957)
                                                                  _______     _______
    Net cash provided by (used in) operating activities              (305)      7,230
                                                                  _______     _______

    Cash flows from investing activities:
      Capital expenditures                                         (6,522)    (12,490)
      Property and business acquisitions                           (9,390)         18
      Proceeds from disposal of property and equipment              1,502         140
      Net changes of note receivable                                  130        (470)
      Acquisition of minority interest in Canoe Ridge Vineyard          -      (3,960)
      Distributions from Chateau Duhart-Milon                         108         737
                                                                  _______     _______
                 Net cash used in investing activities            (14,172)    (16,025)
                                                                  _______     _______

    Cash flows from financing activities:
      Borrowings on revolving bank loan - net                       5,512      10,481
      Net change in capital lease                                    (481)          -
      Issuance of subordinated debt                                11,000           -
      Repayment of long-term and other debt                        (1,499)     (2,036)
      (Re-purchase of) proceeds from issuance of common stock         (55)        350
                                                                  _______     _______
                 Net cash provided by financing activities         14,477       8,795
                                                                  _______     _______

    Net increase (decrease) in cash and equivalents                     -           -
    Cash and equivalents at beginning of period                         -           -
                                                                  _______     _______
    Cash and equivalents at end of period                         $     -     $     -
                                                                  =======     =======

    Other cash flow information:
      Interest paid                                               $ 3,057     $ 3,355
      Income taxes paid                                               638         231


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

ADOPTION OF SFAS 142 - ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

        As required by Financial Accounting Standards Board pronouncement No.142, "Goodwill and Other Intangible Assets", the Company has performed the first of the required impairment tests for goodwill and other intangible assets. Based on the results of that test, the Company has determined that goodwill and other intangible assets were not impaired at January 1, 2002.


NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon and gains or losses relating to derivative instruments. The following is a reconciliation of net income and comprehensive income (UNAUDITED, IN THOUSANDS):

                                                             Nine months ended
                                                               September 30,
                                                             _________________
                                                              2002       2001
                                                             ________   ______

 Net income                                                  $ 1,602    $1,413
 Cummulative effect of adopting SFAS No. 133                       -      (188)
 Changes in fair value of derivatives; net of tax effect        (421)     (374)
 Reclassification adjustment; net of tax effect                   63        15
 Foreign currency translation gain (loss)                        940      (325)
                                                             ________   ______
 Comprehensive income                                        $ 2,184    $  541
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

                          The Chalone Wine Group, Ltd.


NOTE 5 - INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                               September 30,     December 31,
                                   2002              2001
                               _____________     ____________
                                (unaudited)

 Bulk wine                       $ 30,594          $ 44,616
 Bottled wine                      41,718            31,303
 Wine packaging supplies              320               313
 Other                                335               426
                               _____________     ____________
 Total                           $ 72,967          $ 76,658
                               =============     ============



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

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the period ended September 30, 2002, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

       The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts of assets acquired or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant for the nine months ended September 30, 2002 and 2001.


NOTE 7-LONG-TERM DEBT

     In April 2002, the Company successfully completed the renewal of its revolving bank loans with Rabobank. The bank facility negotiation involved (1) a $55 million revolving credit facility secured first by inventory and accounts receivable and second by substantially all of the Company's fixed assets (other than certain specified assets), and (2) a $17.5 million term loan secured first by certain of the Company's fixed assets (other than certain specified assets) and second by the Company's inventory and accounts receivable, each on a pari passu basis with the holders of the Company's $30 million previously unsecured senior notes issued in September 2000 (the ONotesO). In connection with the finalization, the Company amended certain (the "Notes") provisions applicable to the Notes.

NOTE 8 - RECLASSIFICATION

     In July 2002, the Company shifted a major distribution channel from a broker to a distributor. Commissions and shipping costs incurred for sales to the broker were recorded as selling, general and administrative expenses. Case prices charged to the distributor have been reduced by an amount equal to these commission and shipping costs. This caused a reduction in gross revenues for the three and nine months ended September 30, 2002, when compared to previous periods. For comparability purposes, for the nine months ended September 30, 2002 the Company reclassified $1,266,000 of commissions and shipping costs from selling, general and administrative expenses to net revenues and $579,000 and $1,365,000 for the three and nine months ended September 30, 2001.

                          The Chalone Wine Group, Ltd.


NOTE 9-ACQUISITION

     On August 23, 2002, the Company acquired the winery and vineyard site formerly known as Beaucanon Winery in Rutherford, California. The site will be used as the home for the Provenance Vineyard brand. The purchase price was $8.9 million.

     The acquisition was funded by the issuance of two convertible subordinated promissory notes in exchange for $11 million in cash (the "Notes"). The Notes were issued to Les Domaines Baron de Rothschild (Lafite) ("DBR"), in the amount of $8.25 million, and SFI Intermediate Limited or its affiliates ("SFI"), in the amount of $2.75 million. The Notes accrue interest on the principal sum at a rate of 9% per annum. The principal sum and all accrued interest are due and payable in full, two years from the date of the Notes (the "Maturity Date"). At the Maturity Date, the Company may elect to pay all of the outstanding principal and accrued interest in cash or may elect to repay all or part of these amounts through conversion into shares of Company common shares at the Conversion Price of $9.4207 per share (the "Conversion Price"). DBR or SFI may elect to convert all outstanding principal only in the event of a change of control transaction, as defined in the terms of the Notes.

     In conjunction with the above activities, the Company, its lenders under the Company's Credit Agreement and its noteholders under the Company's Amended and Restated Note Purchase Agreement amended the Company's Credit Agreement and its Amended and Restated Note Purchase Agreement (1) to reflect the lenders' and noteholders' consent to the Beaucanon acquisition and the issuance of the Notes and (2) to make certain amendments in the Credit Agreement and the Amended and restated Note Purchase Agreement, including the exclusion of the Notes from the financial covenants contained in those agreements.

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

                          The Chalone Wine Group, Ltd.


DESCRIPTION OF THE BUSINESS


     The Company produces, markets and sells super premium, ultra premium, and luxury-priced white and red varietal table wines, primarily Pinot Noir, Cabernet Sauvignon, Merlot, Syrah, Chardonnay and Sauvignon Blanc. The Company owns and operates wineries in various counties of California and Washington State. The Company's wines are made primarily from grapes grown at Moon Mountain Vineyard, Edna Valley Vineyard, Chalone Vineyard, Company-owned vineyards adjacent to the Acacia(TM) Winery, Hewitt Vineyard and Suscol Creek Vineyard in California and the Canoe Ridge Vineyard in Washington State, as well as from purchased grapes.

     The wines are primarily sold under the labels "Provenance Vineyards(TM)," "Chalone Vineyards(R)," "Edna Valley Vineyard(R)," "Acacia(TM)," "Canoe Ridge(R) Vineyard," "Jade Mountain(R)," "Sagelands Vineyard(R)," and "Echelon(TM)."

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


RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS OF 2002 COMPARED TO THIRD QUARTER AND NINE MONTHS OF FISCAL 2001


                                                  Three months ended       Percent         Nine months ended        Percent
                                                    September 30,          Change            September 30,          Change
                                                 ___________________     ____________     ___________________     ____________
                                                   2002        2001      2002 vs 2001       2002        2001      2002 vs 2001
                                                 _______     _______     ____________     _______     _______     ____________

Net revenues                                     100.0 %     100.0 %           0.0 %      100.0 %     100.0 %           0.0 %
Cost of sales                                    (64.1)%     (60.8)%           5.4 %      (64.9)%     (64.2)%           0.9 %
                                                 ______      ______                       ______      ______
   Gross profit                                   35.9 %      39.2 %          (8.4)%       35.2 %      35.8 %          (1.7)%
Other operating revenues, net                     (1.6)%      (0.0)%       7,700.0 %       (1.5)%       0.2 %        (800.0)%
Selling, general and admin. expenses             (20.3)%     (23.9)%         (15.2)%      (21.2)%     (22.1)%          (3.8)%
                                                 ______      ______                       ______      ______
   Operating income                               14.0 %      15.3 %          (8.0)%       12.4 %      13.9 %         (10.5)%
Interest expense                                  (6.8)%      (8.3)%         (18.8)%       (6.3)%      (7.7)%         (18.7)%
Equity in net income of Chateau Duhart-Milon       0.3 %       1.5 %         (76.9)%        1.7 %       1.1 %          54.5 %
Other Income                                      (2.3)%       0.3 %        (937.0)%       (0.9)%       0.1 %      (1,633.3)%
Minority interests                                 0.4 %      (1.5)%        (127.8)%       (1.2)%      (0.9)%          26.1 %
                                                 ______      ______                       ______      ______
   Income before income taxes                      5.8 %       7.2 %         (19.4)%        5.8 %       6.4 %         (10.0)%
Income taxes                                      (2.2)%      (3.0)%         (25.8)%       (2.4)%      (2.8)%         (13.7)%
                                                 ______      ______                       ______      ______
   Net income                                      3.6 %       4.2 %         (14.9)%        3.4 %       3.7 %          (7.1)%
                                                 ______      ______                       ______      ______


NET REVENUES

     Net revenues for the three months and nine months ended September 30, 2002 increased $6,057,000 or 49% and $8,011,000 or 21% respectively as compared to the comparable periods in the prior year. Included in net revenues is the sale of the Carmenet brand and inventory. The Carmenet brand and inventory sold in September, 2002. Without the sale of Carmenet, net revenues increased 32.7% and 15.5% for the three and nine months ended September 30, 2002. The sales agreement provides for a purchase price adjustment based on the final count of Carmenet inventory acquired. Any adjustment is not expected to be material and will be reflected in the fourth quarter. The remaining increase was caused by changes in product mix, increased sales volume and slower sales last year due to post September 11, 2001. For the three and nine months ended September 30, 2002, The Company sold 57 percent and 21 percent more cases than the same time period last year. Excluding the Carmenet sale, the Company sold 31 percent and 13 percent more cases than the same period last year.

                          The Chalone Wine Group, Ltd.


GROSS PROFIT

     Gross profit margin for the three months and nine months ended September 30, 2002, decreased by 8.4% and 2.0% respectively as compared to the comparable periods in the prior year. Excluding the Carmenet sale, gross profit decreased 12.9% and 3.7%, respectively, as compared to the same periods in the prior year. The decrease is due to changes in product mix and continued discount pressure in the marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months and nine months ended September 30, 2002, increased approximately $778,000 and $1,373,000 over the comparable periods in the prior year. The change was an increase in sales and marketing expenses due to the Company's increased sales efforts in this challenging marketplace.

OPERATING INCOME

     Operating income for the three months and nine months ended September 30, 2002, increased $701,000 and $433,000 respectively as compared to the comparable periods in the prior year. The increase is due to the company's increased sales volume offset by a $690,000 other operating related revenues (expense) net, primarily due to the loss on sale of bulk wine and higher selling, general and administrative expenses. The bulk wine sales were part of management's plan to manage inventory, both in quantity and quality.

INTEREST EXPENSE

     Interest expense for the three months ending September 30, 2002 increased $215,000 over the comparable period in the prior year. The increase was primarily a result of debt renewal costs. Interest expense for the nine months ending September 30, 2002 decreased $59,000 over the comparable period in the prior year. The decrease was primarily due to reduced interest rates offset by debt renewal costs

EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the three months ended September 30, 2002 decreased $121,000 and increased $367,000 for the nine months ended September 30, 2002 over the comparable periods in the prior year. These changes were primarily a result of timing of product releases as compared to the prior year.

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

MINORITY INTEREST

     The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income (loss) of EVV for the three months and nine months ended September 30, 2002 was $77,000 and $(542,000) respectively. The decrease in minority interest was $264,000 when compared to the same period last year. The decrease was due to a $230,000 loss on sale of bulk wine and continued discount pressure in the market place. The increase in minority interest was $184,000 for the nine months ended September 30, 2002 when compared to the same period last year. The increase was due to the higher net income of Edna Valley Vineyard as compared to the prior year as a result of higher sales volume and lower cost of sales due to the release of 2000 and 2001 vintage wines. As previously reported, the 2000 and 2001 vintages were a return to normal crop levels contributing to historical volumes and expected cost structures.

NET  INCOME

     Net income for the three months ended September 30, 2002, increased $139,000 or 26.5% compared to the same period in the prior year. The increase was due to increased shipments offset by bulk wine losses, higher selling, general and administrative expenses, a decrease in equity in net income of Duhart-Milon, and lower minority interest. Net income for the nine months ended September 30, 2002, increased $189,000 or 13.4% compared to the same period in the prior year. The increase was due to increased shipments offset by bulk wine losses and higher selling, general and administrative expenses and a loss on sale of non-performing assets.

                          The Chalone Wine Group, Ltd.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased approximately $1,307,000 during the nine months ended September 30, 2002, primarily as a result of a decrease of accounts payable and accrued liabilities and current maturities of long term borrowing due to the restructure of the Company's borrowing arrangement, offset by an increase in the revolving bank loan.

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

                          The Chalone Wine Group, Ltd.


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

     OUR ACQUISITIONS AND POTENTIAL FUTURE ACQUISITIONS INVOLVE A NUMBER OF
RISKS

      Our acquisition of Hewitt Ranch, Suscol Ranch, Staton Hills Winery (renamed Sagelands Vineyard), the Jade Mountain brand, enlarging Canoe Ridge Vineyard and buying out our partners, and expansion to the recently acquired winery for the Provenance Vineyards (and potential future acquisitions) involve risks associated with assimilating these operations into our Company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations integrating the technology and infrastructures of disparate entities; risks inherent in the production and marketing wine and replanting of existing vineyards from white wine grapes to red wine grapes.

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


     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the nine months ended September 30, 2002, approximately 89% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase which could harm our business.

     Approximately 90% of our consolidated net revenues in the nine months ended September 30, 2002 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Cabernet Sauvignon, Pinot Noir, and Merlot accounted for 44%, 16%, 12% and 13% of our net revenues, respectively. Changes in consumer preferences with respect to these varietal wines could adversely affect our business.

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

                          The Chalone Wine Group, Ltd.


     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our ten largest distributors combined represented approximately 19% and 52%, respectively, of our net revenues during the nine months ended September 30, 2002. Sales to our ten largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. Effective July 1, 2002, the Company switched from a single broker to a distributor in California. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 2.4% of total consolidated revenue for the nine months ended September 30, 2002. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

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





     ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Company, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934. There have been no significant changes in our internal or other factors that could significantly affect these controls subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          The Chalone Wine Group, Ltd.


PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

         During the third quarter ended September 30, 2002, the Company filed the following Current Reports on Form 8-K:

         August 27, 2002 (Item 5). The Company acquired the winery and vineyard site formerly known as Beaucanon Winery in Rutherford, California.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  NOVEMBER 14, 2002             THE CHALONE WINE GROUP, LTD.
_________________________             __________________________________________
                                                    (Registrant)


                                      /s/ THOMAS B. SELFRIDGE
                                      __________________________________________
                                      Thomas B. Selfridge
                                      President and Chief Executive Officer




DATED:  NOVEMBER 14, 2002             /s/ SHAWN M. CONROY BLOM
_________________________             __________________________________________
                                      Shawn M. Conroy Blom
                                      Vice President and Chief Financial Officer

                          The Chalone Wine Group, Ltd.


I, SHAWN M. CONROY BLOM, certify that:
   ____________________

1. I have reviewed this quarterly report on Form 10-Q of The Chalone Wine Group;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and
                                     _______________

         c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  NOVEMBER 14, 2002             THE CHALONE WINE GROUP, LTD.
_________________________             __________________________________________
                                                  (Registrant)



                                      /s/ SHAWN M. CONROY BLOM
                                      __________________________________________
                                      Shawn M. Conroy Blom
                                      Vice President and Chief Financial Officer

                          The Chalone Wine Group, Ltd.


I, THOMAS B. SELFRIDGE, certify that:
   ___________________

1. I have reviewed this quarterly report on Form 10-Q of The Chalone Wine Group;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and
                                     _______________

         c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  NOVEMBER 14, 2002             THE CHALONE WINE GROUP, LTD.
_________________________             __________________________________________
                                                  (Registrant)



                                      /s/ THOMAS B. SELFRIDGE
                                      __________________________________________
                                      Thomas B. Selfridge
                                      President and Chief Financial Officer