Form 10-K
period 2002-12-31
CHALONE WINE GROUP LTD
filed 2003-03-31
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-13406

                          THE CHALONE WINE GROUP, LTD.
             ______________________________________________________
             (Exact Name of Registrant as Specified in Its Charter)


           California                                   94-1696731
_________________________________        _______________________________________
  (State or Other Jurisdiction           (I.R.S. Employer Identification Number)
of Incorporation or Organization)


                621 Airpark Road, Napa, CA                    94558
         ________________________________________           __________
         (Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number, including area code (707) 254-4200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelarated  filer (as
defined in Rule 12b-2 of the Act). Yes [ ]   No [X]

As of March 10, 2003 there were 3,551,620 shares of the Company's voting no par value common stock, with an aggregate market value of $36.2 million held by non-affiliates. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of the Registrant's common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not intended to be conclusive. As of March 13, 2003, there were 12,068,944 shares outstanding of the Company's voting no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders of the Chalone Wine Group, Ltd. (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1. BUSINESS.

A.       GENERAL.

     The Company produces, markets and sells super premium, ultra premium, and luxury-priced white and red varietal table wines, primarily Pinot Noir, Cabernet Sauvignon, Merlot, Syrah, Chardonnay and Sauvignon Blanc. The Company owns and operates wineries in various counties of California and Washington State. The Company's wines are made primarily from grapes grown at Moon Mountain Vineyard, Edna Valley Vineyard, Chalone Vineyard, Acacia Vineyard, Hewitt Vineyard, and Suscol Creek Vineyard in California and the Canoe Ridge Vineyard in Washington State, as well as from purchased grapes.
      The wines are primarily sold under the labels "Provenance Vineyards(R)," "Chalone Vineyard(R)," "Edna Valley Vineyard(R)," "Dynamite(R) Vineyards, "Acacia(R)," "Canoe Ridge(R) Vineyard," "Jade Mountain(R)," "Sagelands Vineyard(R)," and "Echelon Vineyards."
     In France, the Company owns a minority interest in fourth-growth Bordeaux estate Chateau Duhart-Milon ("Duhart-Milon") in partnership with Les Domaines Barons de Rothschild (Lafite) ("DBR"). The vineyards of Duhart-Milon are located adjacent to the world-renowned Chateau Lafite-Rothschild in the town of Pauillac.
     The Chalone Wine Group, Ltd. was incorporated under the laws of the State of California on June 27, 1969. Unless otherwise indicated, the terms "we" and "Company" used in this report refer to The Chalone Wine Group, Ltd. and its consolidated subsidiaries. The Company became a publicly held reporting company as the result of an initial public offering of common stock in 1984.

      SIGNIFICANT EVENTS

THE CHALONE WINE GROUP PURCHASED A WINERY IN RUTHERFORD AS HOME FOR PROVENANCE VINEYARDS

     The Company announced in August 2002 that it had purchased a winery in the heart of the Rutherford District for the home of Provenance Vineyards, its new Napa Valley Cabernet Sauvignon winery. Formerly known as Chateau Beaucanon Winery, the winery and 45 acres of estate vineyard are located on Highway 29 in Rutherford. Provenance focuses on Rutherford Cabernet Sauvignon and makes a smaller amount of Merlot from the Carneros region and Cabernet Sauvignon from the Oakville District.

THE COMPANY SOLD THE CARMENET BRAND TO FOCUS ON MOON MOUNTAIN VINEYARD AND DYNAMITE VINEYARDS

     In September 2002 the Company signed an agreement with Beringer Blass Wine Estates to sell the Carmenet brand name and inventory. Beringer Blass purchased all inventory of the Carmenet brand, which includes Carmenet Reserve Sauvignon Blanc, Old Vines Zinfandel, Cabernet Franc, Copa de Morado Zinfandel Port, Copa de Oro Late Harvest Semillon and Sonoma Merlot and Cabernet Sauvignon. The company retains ownership of the estate winery and vineyard in Sonoma County where Carmenet began, now called Moon Mountain Vineyard. The company also retains ownership of Dynamite Vineyards.

VINTAGE LANE WINERY SOLD AS PART OF DYNAMITE VINEYARDS' MOVE TO LAKE COUNTY

     Because of the growing demand for Dynamite Vineyards wines, the Company projected it would soon reach the production capacity limit at Vintage Lane, in Glen Ellen, California, where Dynamite wines were made. In December 2002 the Company sold the Vintage Lane winery to Justi Creek LLC. The sale included only the winery and none of the inventory or grape contracts of Dynamite Vineyards. The sale will allow Dynamite to expand and to move to Lake County, which is quickly becoming a major source of its grapes.

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

C.       NARRATIVE DESCRIPTION OF BUSINESS.

    OVERVIEW

     The Company owns the following properties in the United States and France, either wholly or in partnership with others, all of which have related company-owned vineyards with the exception of Edna Valley Vineyard. The specific ownership structure is as follows:


PROPERTY                   OWNERSHIP     FORM OF OWNERSHIP      LOCATION
--------                   ---------     -----------------      ---------
Chalone Vineyard             100.0%      Corporation            Soledad, California
Moon Mountain Vineyard       100.0%      Corporation            Sonoma, California
(1)
Acacia
    Acacia Winery            100.0%      Corporation            Napa, California
    Acacia Vineyard          50.0%       Partnership            Napa, California
Edna Valley Vineyard         50.0%       Partnership            San Luis Obispo, California
Canoe Ridge Vineyard         100.0%      Corporation            Walla Walla, Washington
Chateau Duhart-Milon         23.5%       Partnership            Pauillac, France
Sagelands Vineyard (2)       100.0%      Corporation            Yakima Valley, Washington
Suscol Creek Vineyard        100.0%      Corporation            Napa, California
Hewitt Vineyard              100.0%      Corporation            Rutherford, California
Provenance Vineyards         100.0%      Corporation            Rutherford, California


(1)  Formerly known as Carmenet Vineyard.
(2)  Formerly known as Staton Hills Winery.


     With the exception of Chateau Duhart-Milon, the Company manages and operates all of the above properties and consolidates the results of their operations. The Company accounts for its investment in Chateau Duhart-Milon using the equity method of accounting.
     Each of the Company's domestic wineries or estate vineyards is in a different "American Viticultural Area" ("AVA"). AVA is a designation granted by the Federal Bureau of Alcohol, Tobacco and Firearms to identify grape-growing areas distinguishable by their specific and definable geographic and climatic characteristics. Wines may display an AVA on a bottle label only if 85% or more of the grapes used to produce the wine were grown in that viticultural area.
     For a more detailed description of the Company's properties and its operations, see "Item 2. Properties."

      VINEYARD PRACTICES

     The Company believes that the soils and microclimates of each vineyard from which it obtains its grapes are particularly suitable for the varieties of grapes with which they have been or, are being, planted.
     The Company generally manages its vineyards to produce yields that are lower than average for similarly situated vineyards in California and Washington State and below the maximum yield that could be obtained. It believes that relatively low yields enhance the varietal character of the grapes and improve the quality of the resulting wines.

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

      WINE PRODUCTION AND WINES

     This table sets forth the wine production of the Company for the 2002, 2001 and 2000 vintages. The wines' vintage is the year during which the grapes are harvested. The following information is presented in terms of "equivalent" number of cases. The precise number of cases is not known at this time because many of these vintages are still being aged in barrels and tanks. For the purpose of this schedule and the discussion that follows, wines purchased by the Company for resale purposes are excluded.


                                      2002                        2001                        2000
                            ------------------------    ------------------------    -----------------------
                            Equivalent                  Equivalent                  Equivalent
                            Number of                   Number of                   Number of
                            Cases        % of Total     Cases        % of Total     Cases       % of Total
                            ----------   -----------    ----------   -----------    ----------  -----------

Chardonnay                     268,190           40%       243,750           37%       288,990          40%
Sauvignon Blanc                  4,940            1%        12,350            2%         9,425           1%
Pinot Blanc                      1,170            0%         4,290            1%         4,420           1%
Other white wines                3,835            1%        11,115            1%        13,130           2%
                            ----------   -----------    ----------   -----------    ----------  -----------
     Total white wines         278,135           42%       271,505           41%       315,965          44%
                            ----------   -----------    ----------   -----------    ----------  -----------
Pinot Noir                      96,720           15%        92,365           14%        75,920          11%
Cabernet Sauvignon             149,175           22%       127,725           19%       117,520          17%
Merlot                          93,730           14%       126,685           19%       131,820          18%
Syrah                           42,250            6%        36,855            6%        64,220           9%
Other red wines                  3,705            1%         7,670            1%         5,525           1%
                            ----------   -----------    ----------   -----------    ----------  -----------
     Total red wines           385,580           58%       391,300           59%       395,005          56%
                            ----------   -----------    ----------   -----------    ----------  -----------
     Total production          663,715          100%       662,805          100%       710,970         100%
                            ==========   ===========    ==========   ===========    ==========  ===========


     The Company's wines are aged primarily in new and used oak barrels before they are bottled. Generally, white wines are aged between six and nine months, and red wines between nine and eighteen months, after harvest. The wine is then bottled and stored for further aging.

     CHALONE VINEYARD: Chalone Vineyard sales represented 10.12% of the Company's consolidated revenues and 5.5% of its consolidated case sales for the year ended December 31, 2002.
     Chalone Vineyard has been producing Chardonnay, Pinot Blanc, Pinot Noir, and small quantities of Chenin Blanc since 1969. It has also begun growing Syrah and released its first vintage in 2002. All wines sold under this label are produced from grapes grown at the Chalone Vineyard and are estate bottled and bear the "Chalone" appellation.

     CARMENET WINERY: Carmenet Winery sales represented 2.2% of the Company's consolidated revenues and 5.4% of its consolidated case sales for the year ended December 31, 2002.
     On September 26, 2002, the Company sold the Carmenet brand name and inventory to Beringer Blass Wine Estates. Beringer Blass purchased all inventory of the Carmenet brand, which includes Carmenet Reserve Sauvignon Blanc, Old Vines Zinfandel, Cabernet Franc, Copa de Morado Zinfandel Port, Copa de Oro Late Harvest Semillon and Sonoma Merlot and Cabernet Sauvignon.

     MOON MOUNTAIN VINEYARD: Moon Mountain sales represented 1.6% of the Company's consolidated revenues and .5% of consolidated case sales for the year ended December 31, 2002.
     On September 26, 2002, the Company sold the Carmenet brand name and inventory to Beringer Blass Wine Estates. The Company retained ownership of the estate winery and vineyard in Sonoma County where Carmenet began and that is now called Moon Mountain Vineyard. This winery will continue to produce what had been called Carmenet Moon Mountain Reserve Cabernet Sauvignon and starting with the 2000 vintage will be called Moon Mountain Vineyard Cabernet Sauvignon.
     On July 31, 1996, a wildfire damaged approximately 75% of the producing acreage at what then was called Carmenet Winery. Prior to this fire, Carmenet Winery produced approximately 38,000 cases of wine annually, a significant portion of which was estate bottled. The fire was caused by the electrical lines of Pacific Gas & Electric Company ("PG&E"), which has publicly acknowledged its liability. The Company has replanted the damaged acreage but the newly planted vines are not expected to return to pre-fire levels of production until 2003. Until the fire-damaged acreage returns to full production, Moon Mountain Vineyard's ability to make estate-bottled wines will be limited. To supplement Moon Mountain's limited harvest the Company attempts to purchase suitable grapes on the open market. However, there can be no assurance that grapes of suitable quality or variety will be available in sufficient quantity or on terms acceptable to the Company.

     DYNAMITE VINEYARDS: Dynamite Vineyard sales represented 13.6% of the Company's consolidated revenues and 12.2% of consolidated case sales for the year ended December 31, 2002.
     On September 26, 2002, the Company sold the Carmenet brand name and inventory to Beringer Blass Wine Estates. The Company retained ownership of what had been known as Carmenet Dynamite and is now called Dynamite Vineyards. It will continue to produce Cabernet Sauvignon, Merlot and Sauvignon Blanc from vineyards in the North Coast AVA of California.

     EDNA VALLEY VINEYARD: Edna Valley Vineyard sales represented 27.9% of the Company's consolidated revenues and 26.8% of consolidated case sales for the year ended December 31, 2002.
     Edna Valley Vineyard has been producing mostly Chardonnay and Pinot Noir wines since 1980. The majority of wines sold under the Edna Valley Vineyard(R) label are produced from grapes grown by Paragon Vineyard Company, our partner in the Edna Valley Vineyard Joint Venture, and are estate bottled.

     ACACIA VINEYARD: Acacia sales represented 13.7% of the Company's consolidated revenues and 9.9% of its consolidated case sales for the year ended December 31, 2002.
     The winery produces Chardonnay and Pinot Noir wines under the "Acacia" label. The grapes for the production of Pinot Noir and Chardonnay come from the Carneros region. Approximately 50% of this production come from Company-owned vineyards and Company-leased vineyards.

     CANOE RIDGE VINEYARD: Canoe Ridge Vineyard sales represented 5.1% of the Company's consolidated revenues and 3.7% of its consolidated case sales for the year ended December 31, 2002.
     The Canoe Ridge Vineyard commenced operation in 1994 and produces primarily Merlot and Cabernet Sauvignon under the "Canoe Ridge Vineyard" label. Most of the grapes for these wines are grown at the Company's estate vineyard and wines bear the "Columbia Valley" AVA designation.

     ECHELON VINEYARDS: Echelon sales represented 15.5% of the Company's consolidated revenues and 23.5% of its consolidated case sales for the year ended December 31, 2002.
     The 1997 vintage was the first to be released under the Echelon label, which features Chardonnay, Cabernet Sauvignon, Merlot, Viognier, Pinot Noir, Syrah and Pinot Grigio (Pinot Gris). Most varieties have a Central Coast appellation. The 2001 Viognier and 2000 Syrah feature the designation of Esperanza Vineyard, from the Clarksburg AVA.

     SAGELANDS VINEYARD: Sagelands Vineyard represented 3.8% of the Company's consolidated revenues and 7.1% of the consolidated case sales for the year ended December 31, 2002.
     On June 15, 1999, the Company purchased Staton Hills(R) Winery and its adjacent vineyards in Yakima County, Washington. The Staton Hills facility was renamed Sagelands Vineyard and the new brand was launched in January 2000, focusing primarily on Cabernet Sauvignon and Merlot and bearing the Columbia Valley AVA designation. The Company retained the Staton Hills Winery brand and continues to produce wines under this mark. Sagelands primarily produces Cabernet Sauvignon and Merlot from the "Four Corners" area of Columbia Valley, Washington.

     JADE MOUNTAIN: Jade Mountain represented 1.3% of the Company's consolidated revenues and .8% of its consolidated case sales for the year ended December 31, 2002.
     The Company purchased the Jade Mountain name and inventory in 2000, after serving as the brand's sole domestic distributor since 1992. Since 1988 Jade Mountain has specialized in ultra-premium Syrah.

     PROVENANCE VINEYARDS: Provenance sales represented 1.45% of the Company's consolidated revenues and .8% of its consolidated case sales for the year ended December 31, 2002.
     The winery's inaugural release was its 1999 Rutherford Cabernet Sauvignon, which became available to consumers in December 2001. In 2002 the winery released its 2000 Rutherford Cabernet Sauvignon and its first-ever Carneros Merlot from the 2000 vintage.

     CUSTOM BRANDS: Custom brands consist primarily of Chardonnay, Cabernet Sauvignon and Merlot. Quantities of custom brand bottling are highly dependent upon grape supply and availability. As grapes are primarily directed toward our core product line, the focus of the Company's production shifts away from custom brands, as they are relatively lower margin products. The Company uses custom brands primarily as a means of marketing and selling its label wines and does not intend to focus its efforts in this line of business.

     IMPORTS & OTHER: 3.8% of the Company's consolidated revenues and 2.4% of its consolidated case sales in the year ended December 31, 2002 were primarily comprised of import wines and, to a lesser degree, domestic wines purchased by the Company for resale purposes.
     Under the terms of various agreements and investments among the Company, Duhart-Milon, and DBR, the Company receives an allocation of the wines of DBR and Duhart-Milon including the wines of Chateau Lafite-Rothschild and Chateau L'Evangile in the Pauillac and Pomerol regions of Bordeaux, respectively, and of Chateau Rieussec in the Sauternes region of Bordeaux. DBR also produces a Pauillac wine exclusively for the Company.

     MARKETING AND DISTRIBUTION

     The Company's wines are positioned in the higher end of the premium category. All the Company's wines are in the super premium to luxury segments of the market, priced at $7 per bottle and above.
     The Company sells its wines through direct sales, independent distributors, its own shareholder list, and in limited quantities, directly from the wineries. Distributors generally remarket the wines through specialty wine shops and grocery stores, selected restaurants, hotels and private clubs across the country, and in certain overseas markets. The Company relies primarily on word-of-mouth recommendation, wine tastings, positive reviews in various publications, select wine competitions and Company-sponsored promotional activities in order to increase public awareness of its wines.

     SALES

     The Company's wines are marketed by independent distributors in all 50 states and the District of Columbia and Puerto Rico and, internationally, in Bermuda, the British West Indies, the U.S. Virgin Islands, Canada, England, continental Europe, Hong Kong, China, and Japan. The Company's wines are marketed and distributed in Mexico by Monte Xanic. In 1993, the Company established a sales division, operating as CHALONE WINE ESTATES, to help supervise and coordinate sales functions of the Company's business and its custom brands operations. The Company employs a number of regional sales managers who work directly with distributors in a particular region and their customers.

     CASE SALES BY METHOD OF DISTRIBUTION

     The following table sets forth case sales by the Company by distribution method for the year ended December 31, 2002, the nine-month transition period ended December 31, 2001; and fiscal years ended March 31, 2001 and 2000:


                                 Year ended December      Nine Months ended              Year Ended March 31,
                                      31, 2002            December 31, 2001
                                                                                         2001                   2000
                                 --------------------     -----------------      -------------------     -------------------
                                  Number         % of      Number     % of        Number        % of      Number      % of
                                 of Cases       Total     of Cases   Total       of Cases      Total     of Cases      Total
                                 --------------------     ------------------------------------------------------------------

Independent distributors
    United States                 478,172         72%      218,256      57%       315,486        60%      238,600        53%
    International                  31,206          5%       12,586       3%        24,317         3%       23,700         5%
                                 --------------------     ------------------------------------------------------------------

        Total distributors        509,378         77%      230,842      60%       339,803        63%      262,300        58%
                                 --------------------     ------------------------------------------------------------------
Company direct
    California wholesale           97,169         15%      111,196      29%       149,208        27%      124,700        28%
    Custom brands                  18,226          3%       13,905       4%        23,786         4%       25,000         6%
    Catalog and winery retail      36,041          5%       28,843       7%        33,811         6%       35,500         8%
                                 --------------------     ------------------------------------------------------------------
        Total Company direct      151,436         23%      153,944      40%       206,805        37%      185,200        42%
                                 --------------------     ------------------------------------------------------------------

        Total                     660,814        100%      384,786     100%       546,608       100%      447,500       100%
                                 --------------------     ------------------------------------------------------------------

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

     EMPLOYEES

     On December 31, 2002, the Company had 169 full-time employees, of which 92 were in grape growing and winemaking, 37 in sales and 40 in administration. During the spring and summer, the Company adds approximately 25 to 30 part-time employees for vineyard care and maintenance and 70 to 80 part-time employees for the spring bottling. In the autumn, up to 80 part-time employees are hired for the grape harvest and related winery work. The Company's hiring and employment policies for both full-time and part-time employees are believed to comply with all relevant laws, including immigration laws. The Company believes that its wage rates and benefits are competitive and that its employee relations are excellent.

     REGULATION; PERMITS AND LICENSES

     The production and sale of wine are subject to extensive regulation by various federal and state regulatory agencies, which require the Company to maintain various permits, bonds and licenses. The Company believes it is in compliance with all currently applicable federal and state regulations.

     TRADEMARKS

     CANOE RIDGE, STATON HILLS, CHALONE VINEYARD, SAGELANDS, JADE MOUNTAIN, ACACIA and the Acacia "A" logo, MOON MOUNTAIN, DYNAMITE, and ARCHSTONE are federally registered trademarks owned by the Company. EDNA VALLEY VINEYARD is a federally registered trademark owned 50% by Chalone Wine Group, Ltd. and 50% by Paragon and licensed exclusively to the Edna Valley Vineyard Joint Venture. The foregoing marks are also registered in Japan with the Japanese Patent Office. GAVILAN is registered with the State of California. These marks, and other common-law marks, are of significant importance to the Company's business as label and brand recognition are important means of competition within the wine industry.

     SHAREHOLDER BENEFITS

     Shareholders of the Company are entitled to benefits that are not provided to other consumers. The Company offers its reserve wines, older wines and other special wines to qualified shareholders, who are those with 100 or more shares of the Company's common stock, directly from its centralized distribution center by telephone or mail order. Qualified shareholders are entitled to a 20-30% discount from suggested retail prices on most mail order or other direct purchases from the Company. The Company has also provided annual discounts to shareholders based on their shareholdings in the form of an "Owners Wine Credit," which allows shareholders to receive a credit towards the purchase of wines for the duration of the program. The Owners Wine Credit may be used for up to 50% of the wine value of an order and is generally offered in the fall of each year. The credit amount was $.25 per share for the last year. Due to restrictions on direct retail sales of wines under state laws, the Company must confine direct wine shipments by mail to purchasers with addresses in California and 11 other states that have reciprocal agreements with California.
     Each May, qualified shareholders are invited to attend our annual Shareholder Celebration. For a nominal fee, attendees attend an all-day wine tasting, auction and luncheon, which is traditionally held on the grounds of the Chalone Vineyard in Monterey County, California. In 2002, approximately 1,200 shareholders and guests from 40 states and 5 foreign countries attended the Celebration, which featured tastings of all of the Company's wines.
     The Company also offers to shareholders, at the shareholders' expense, travel programs to various wine-growing regions of the world. In the past, the Company has provided travel programs to France, Chile, Australia, Portugal, South Africa, Italy, and New Zealand. Proceeds from these trips help fund the Woodward/Graff Foundation (the "Foundation") formerly known as the Chalone Wine Foundation. In addition, shareholders' interests are given a priority in the Foundation's donation program.

     SEASONALITY

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the seasonal nature of the Company's business.

ITEM 2.  PROPERTIES.

     The Company's principal winemaking activities presently are conducted at ten locations; seven in California, two in eastern Washington and one in France.

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

MOON MOUNTAIN VINEYARD

On September 26, 2002, the Company sold the Carmenet brand name and inventory to Beringer Blass Wine Estates. The Company retained ownership of the estate winery and vineyard in Sonoma County where Carmenet began and that is now called Moon Mountain Vineyard. The vineyard is located on approximately 300 acres in Sonoma County, California (of which 130 acres are plantable), located in the Sonoma Valley AVA. This winery produces what had been called Carmenet Moon Mountain Reserve Cabernet Sauvignon and starting with the 2000 vintage will be called Moon Mountain Vineyard Cabernet Sauvignon.
     On July 31, 1996, a fire at the vineyard damaged approximately 75% of its producing acres, which were planted to Cabernet Sauvignon, Merlot, and Cabernet Franc. The Company has replanted these acres with essentially the same varieties. See "Item 1. Business, Wine Production and Wines."
     The vineyard is situated in the Mayacamas Mountains just north of the town of Sonoma, at an elevation of 1,200 feet. The vines are on steep hillsides in rocky, well-drained soil. The average rainfall is 30 inches. The Company's water needs are supplemented by two wells using a drip irrigation system, which the Company believes will supply sufficient water for the vineyard's current and future needs. The elevation of Moon Mountain Vineyard provides natural protection against frost. The vineyard was certified organic by the California Certified Organic Farmers in 2002.
     In addition to the production area, the property includes a reception area, and 15,000 square feet of barrel caves. The barrel caves are bored into a solid rock hillside adjacent to the fermentation building and provide an ideal environment for aging wine in barrels without artificial temperature control.

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

ACACIA VINEYARD

     Acacia Vineyard produces primarily ultra-premium Chardonnay and Pinot Noir wine with a small amount of sparkling wine and brandy marketed under the "Acacia" brand.
     The winery is located on one of four contiguous parcels that together total approximately 156 acres in the Carneros district of Napa County, California. The Company owns the winery building and the winemaking equipment associated with the winery. The parcel on which the winery is located consists of two portions; the winery complex ("Winery Parcel") and a 41-acre producing vineyard surrounding the winery complex called the "Marina Vineyard". The parcel is owned pursuant to a tenancy-in-common agreement between the Company and Mr. and Mrs. Henry Wright (the "Wrights"), each holding a 50% interest. The Company leases the Wright's portion of both the Winery Parcel and the Marina Vineyard pursuant to two long-term leases, which commenced retroactively as of January 1, 1988, and expire on December 31, 2017, subject to certain exceptions. The annual rent for the Marina Vineyard was $116,361 in the year ended March 31, 2001, subject to an annual increase determined according to a formula based on premium quality Carneros district Chardonnay prices. The annual rent on the Winery Parcel is $74,250.
     Pursuant to the terms of the tenancy-in-common agreement, the Wrights have the ability at any time to offer their interest in the Winery Parcel and the Marina Vineyard to the Company, and, if the Company declines the offer, to list the entire property for sale to a third party. The Marina Vineyard, currently planted to Chardonnay, is in the process of being replanted to Pinot Noir.

     The Company's two vineyards adjacent to the Marina Vineyard to the east are comprised of approximately 60 acres planted to Pinot Noir, of which 15 producing acres are approximately 20 years old, and 45 newly developed acres that are in their third year of production.
     In January 1999, the Company entered into a lease-purchase agreement for approximately 50 acres of additional vineyard property bordering the Marina Vineyards to the west. The new lease expires on December 31, 2023 and provides for annual rent payments of $74,000 in its first year and increases in various increments to $121,000 per year by 2023. The terms of the lease also provide for the Company to purchase this property for $1.1 million in consideration of certain biannual option payments. The Company has planted approximately 41 acres of this property to Pinot Noir.
     These vineyards are on low rolling clay-loam hills with good water-holding capacity. Average rainfall is 22 inches. Two small reservoirs currently exist on these properties and a third reservoir will be created in the summer of 2003 to meet the vineyard's current and future irrigation needs.
     None of this property is frost protected but, due to elevation and location, no significant losses have occurred to date from frost. There are currently no plans to install frost protection.
     Grapes from the equivalent of approximately 175 additional acres, all in the Carneros district and owned by independent growers under long-standing contracts to Acacia, have accounted for the majority of the 60,000 case annual production.
     With the increased Company-owned planting, the Company anticipates Acacia's annual production to increase to approximately 95,000 cases over the next four years.

HEWITT VINEYARD

     In January 2000, the Company purchased two adjacent parcels of land in Rutherford, California comprising 69 acres containing two private homes and an historic Cabernet Sauvignon vineyard. The Company announced in July 2000 that it had sold the 10,000-square foot Hewitt House and four surrounding landscaped acres for $7.3 million. The vineyard consists of 68 acres, 58 that are planted, and is believed to be among the finest vineyard land in Napa Valley's notable Rutherford Bench. The Company is using the property to produce a luxury-priced single vineyard Cabernet Sauvignon wine that will be released under a new label, Hewitt Vineyard. This wine is expected to debut in 2004 with a limited annual release. Ultimately, the Company anticipates the vineyard to produce up to 15,000 cases of this luxury quality wine.

SUSCOL CREEK VINEYARD

     In March 2000 the Company purchased 164 acres of land at the southern gateway to Napa County. The property consists of a 50-acre vineyard and 40 unplanted but plantable acres of vineyard land that is called Suscol Creek.

CANOE RIDGE VINEYARD

     The Canoe Ridge Vineyard is located in eastern Washington State, at an altitude of approximately 800 feet on the eastern slope of the Canoe Ridge, overlooking the Columbia River. The vineyard is in the Columbia Valley AVA. The Canoe Ridge winery has an annual production capacity of approximately 32,000 cases, and produces primarily Merlot, Cabernet Sauvignon and small amounts of Chardonnay.
     Of the vineyard's approximately 275 acres, of which 169 acres are plantable, 161 acres are now planted to Merlot, Cabernet Sauvignon and Chardonnay grapes. Although temperatures during the winter months can fall below freezing, the vineyard's altitude, easterly exposure, and closeness to the Columbia River, along with the Company's viticultural practices, are believed to reduce the potential for freeze damage. The grapevines are grown in well-drained, sandy-loam soil. The vineyard has an average annual rainfall of 6 inches and is irrigated with water from the Columbia River under an agreement with an adjoining farm.

SAGELANDS VINEYARD

     On June 15, 1999 the Company purchased Staton Hills(R) Winery, and its adjacent vineyards in Yakima County, Washington. The purchase price included contracts covering approximately 90 acres in Washington State's Yakima Valley and Horse Heaven Hills. The vineyard is located in the Columbia Valley AVA. The winery is located on a 121-acre parcel, none of which are currently planted to grapes. In addition to the vineyard area, the property includes a 20,000-square foot production and tasting facility with an annual production capacity of 40,000 cases.
     At the time of purchase, the Company also entered into long-term grape contracts for a total of 350 acres. The Staton Hills facility was renamed Sagelands Vineyard and the new brand was launched in January 2000.
     Sagelands Vineyard focuses on Cabernet Sauvignon and Merlot from the "Four Corners" of Columbia Valley AVA. These four areas are Rattlesnake Hills, Wahluke Slope, Horse Heaven Hills, and Walla Walla Valley. The winery is believed to eventually be able to produce approximately 140,000 cases. The Company retained the Staton Hills Winery brand and continues to produce wine under this mark.

PROVENANCE VINEYARDS

     In August 2002 the Company announced it had purchased a winery in the heart of the Rutherford District for the home of Provenance Vineyards, its new Napa Valley Cabernet Sauvignon winery. Formerly known as Chateau Beaucanon Winery, the winery and 45 acres of estate vineyard are located on Highway 29 in Rutherford. Provenance purchases most of its grapes through long term agreements with growers in Rutherford and Oakville districts for Cabernet Sauvignon and buys a small amount of Merlot from a grower in the Carneros District. The winery is permitted to produce 36,000 cases a year.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Company had previously disclosed an alleged violation of Section 25502(a)(2) of the California Business and Professions Code based on a notice received in 1998 from the California Department of Alcoholic Beverage Control. The ultimate disposition of this alleged violation remains pending. The Company believes that the ultimate outcome will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations or its cash flows.

     The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations or its cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's common stock has been traded in the over-the-counter market since the Company's initial public offering on May 18, 1984, and is listed in the Nasdaq National Market System, under the symbol "CHLN." The following table sets forth the high and low quotations for the stock for each quarter during the past two years, as reported by Nasdaq. The prices reflect inter-dealer quotations without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


          Quarter Ended                   High                  Low
 ------------------------------  --------------------  -------------------
  December 31, 2002              $               9.55  $              7.61
  September 30, 2002                             9.80                 7.50
  June 30, 2002                                 11.15                 8.25
  March 31, 2002                                11.52                 9.16

  December 31, 2001                              9.15                 8.85
  September 30, 2001                             9.65                 8.88
  June 30, 2001                                  8.60                 8.25

  March 31, 2001                                 9.38                 7.72
  December 31, 2000                              9.50                 7.75
  September 30, 2000                            10.63                 7.63
  June 30, 2000                                  8.62                 7.81


      On March 14, 2003 the closing price for the common stock was $8.09 per share. The average weekly trading volume of the stock was approximately 2,967 shares during the year ended December 31, 2002.


      HOLDERS OF RECORD.

     As of March 14, 2003, there were approximately 5,008 holders of record of the Company's stock.

     DIVIDENDS.

     To date, the Company has not paid any cash dividends.

     Under the terms of certain of the Company's credit facilities, the Company is restricted from paying dividends in excess of 25% of its aggregate net income.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data for the year ended December 31, 2002, nine-month transition period ended December 31, 2001; and fiscal years ended March 31, 2001, 2000, and 1999 are derived from the Company's audited consolidated financial statements. Financial data for the nine months ended December 31, 2002 is derived from the Company's unaudited consolidated financial statements and is furnished with a view to providing the reader with comparative results for the prior nine-month period, which coincides with the Company's current reporting period. This data should be read in conjunction with the financial statements and notes thereto. See "Item 8. Financial Statements and Supplementary Data."



                             SELECTED FINANCIAL DATA

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                      Nine Months ended         Year ended
                                                        December 31,            Dec 31,        Year ended March 31,
                                                    ---------------------------------------------------------------------
                                                      2002          2001           2002     2001        2000        1999
                                                    ---------------------------------------------------------------------
                                                   (Unaudited)

STATEMENT OF OPERATIONS:
   Net revenues                                     $ 51,504      $ 41,194      $ 67,005  $ 57,695    $ 49,227   $ 40,970
   Gross profit                                       16,777        15,590        22,128    18,252      20,692     17,769
   Other operating revenues, net                         (41)          195          (448)      213          40        194
   Selling, general and administrative expenses      (10,521)       (9,884)      (13,700)  (12,342)    (11,711)    (8,949)
   Operating income                                    6,215         5,901         7,980     6,123       9,021      9,014
   Interest expense                                   (3,641)       (3,217)       (4,549)   (3,824)     (2,225)    (1,761)
   Other income                                          (63)            6           (43)      891           -          -
   Equity in net income of Duhart-Milon                  694           509           842       761         735        766
   Minority interest                                    (542)         (512)         (748)     (377)     (1,290)    (1,219)
   Carmenet fire settlement gain                           -             -             -         -           -      4,447
   Net income                                         $1,818        $1,593      $  2,296  $  2,050    $  3,681   $  6,636

   Net income per common share                        $ 0.15        $ 0.15        $ 0.19  $   0.20    $   0.34   $   0.77

BALANCE SHEET DATA:
   Working capital                                  $ 57,986      $ 52,276      $ 57,986  $ 41,381    $ 29,981   $ 49,192
   Total assets                                      200,194       183,909       200,194   157,891     145,665    103,471
   Long-term obligations less current maturities      59,082        50,061        59,082    49,490      31,041     35,273
   Shareholders' equity                               94,793        91,315        94,793    75,134      73,672     58,291


     In July 2002, the Company shifted a major distribution channel from a broker to a distributor. Commissions and shipping costs incurred for sales to the broker were recorded as selling, general and administrative expenses. Case prices charged to the distributor have been reduced by an amount equal to these commission and shipping costs. This caused a reduction of $1,266,000 in gross revenues for the year ended December 31, 2002, when compared to previous periods. For comparability purposes, the Company reclassified $2,130,000, for the nine months ended December 31 2001, $2,866,000, $2,230,000 and $1,856,000 of
commissions and shipping costs from selling, general and administrative expenses to net revenues for the fiscal years ended March 31, 2001, 2000 and 1999. The reclassification made for the fiscal year ended March 31, 2001 was made only for the purpose of information presented in the MD&A, and is not included in the actual financial statements presented in Item 8.


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

     These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.
     The Company changed its fiscal year end from March 31 to December 31 in May 2001. As a result, in item 7 the Company discusses the results of operations for the fiscal year ended December 31, 2002; the nine-month transition period ended December 31, 2001; the nine-month periods ended December 31, 2002 (unaudited) and December 31, 2000 (unaudited); and the fiscal year ended March 31, 2001.
     The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 hereto and the Company's Consolidated Financial Statements and related notes in Item 8 hereto.

FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so called "forward-looking statements" that involve risk and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in this Item 7., and the President's Letter to the Shareholders relating to projections or predictions about the Company's future investments in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to ((3)) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain or grow its volume and revenue;
(iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company; and (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission.

RECENT  ACCOUNTING  PRONOUNCEMENTS  - The Financial  Accounting  Standards Board
(FASB) has issued the following accounting pronouncements:

     SFAS No. 143,  Accounting for Asset  Retirement  Obligations.  SFAS No. 143
requires that an obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs be recognized as a liability when incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity would capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset by the same amount as the liability. An entity would subsequently allocate that asset retirement cost to expense using a systematic and rational method over its useful life. The Company has adopted SFAS No. 143 for its calendar year beginning January 1, 2003. The adoption of SFAS No. 143 should not have a material effect on the Company's operating results or financial position.
     SFAS No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.
     SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.
     SFAS No.148, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-
based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original
Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company has not yet evaluated whether to adopt this statement nor has it evaluated the potential impact on the Company's consolidated financial statements if the statement is adopted. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.
     FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also significantly expands the disclosures guarantors must include in their financial statements. While the interpretation's accounting provisions are effective prospectively to guarantees issued or modified after December 31, 2002, its disclosure requirements generally apply to all guarantees and must be included in financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's consolidated financial statements.
     FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities in which 1) the equity investment is insufficient for the entity to finance its activities without additional financial support through other interests who will absorb some or all of the entity's expected losses, or 2) the equity investors lack one or more essential characteristics of a controlling interest. Those characteristics include the ability to make decisions about an entity's activities through voting rights or similar rights; the obligation to absorb the entity's expected losses, which makes it possible for the entity to finance its activities; and the right to receive the entity's expected residual returns as compensation for the risk of absorbing expected losses. This interpretation is effective for the Company no later than the third quarter of 2003, and is not currently expected to have a material effect on the Company's consolidated financial statements.


RESULTS OF OPERATIONS

      The following table represents financial data as a percentage of net revenues for the indicated periods:


                                                 Year ended                 Nine Months               Year ended
                                                December 31,            ended December 31,             March 31,
                                                -----------       ------------------------------      ----------
                                                   2002           2002         2001        2000         2001
                                                -----------       ------------------------------      ----------

Net revenues                                       100 %          100 %        100 %       100 %        100 %
Gross profit                                        33 %           33 %         38 %        32 %         32 %
Other operating revenues, net                       (1)%            0 %          0 %         0 %          0 %
Selling, general and administrative expenses       (20)%          (20)%        (24)%       (23)%        (21)%
Operating income                                    12 %           12 %         14 %        10 %         11 %
Interest expense, net                               (7)%           (7)%         (8)%        (7)%         (7)%
Other income                                         0 %            0 %          0 %         2 %          2 %
Equity in net income of Chateau Duhart-Milon         1 %            1 %          1 %         1 %          1 %
Minority interest                                   (1)%           (1)%         (1)%        (1)%         (1)%
Net income                                           3 %            4 %          4 %         4 %           4%


     As previously noted, in July 2002, the Company shifted a major distribution channel from a broker to a distributor. Commissions and shipping costs incurred for sales to the broker were recorded as selling, general and administrative expenses. Case prices charged to the distributor have been reduced by an amount equal to these commission and shipping costs. This caused a reduction of 1% in gross profit and a corresponding increase of 2% in selling, general and administrative costs for the year ended December 31, 2002, when compared to previous periods. For comparability purposes, the Company reclassified commissions and shipping costs from selling, general and administrative expenses to net revenues for the nine months ended December 31, 2001 and the fiscal years ended March 31, 2001, 2000 and 1999. This reclassification resulted in a decrease in gross profit of 3%, 3% and 2%, and a corresponding increase in selling, general and administration costs of 4%, 2% and 3% for the nine months ended December 31, 2001, the fiscal year ended March 31, 2001, and the nine-months ended March 31, 2000.


     REVENUES

     Net revenues for the year ended December 31, 2002 increased $25.8 million or 63% as compared to the nine-month period ended December 31, 2001. Net revenues for the nine months ended December 31, 2002, increased $10.3 million or 25% over the comparable period in the preceding year. The increase in 2002 relative to comparable periods in 2001 is primarily due to the tragic events surrounding September 11, 2001 and the consequential economic downturn experienced by the hospitality industry. Had sales trends remained uninterrupted, 2002 revenue increases would have been more consistent with comparable periods. To a lesser extent, the increases in 2002 net revenues were influenced by the sale of the Carmenet brand and related inventories. Net revenues for the nine-months ended December 31, 2001 decreased $3.0 million or 7% over the comparable period in the prior year. Once more, the decrease in net revenue reflects the economic decline resulting from the aforementioned events, which was most acutely felt by the Company in the last three months of 2001.

     GROSS PROFIT

     Gross profit for the year ended December 31, 2002 increased $6.5 million or 42% as compared to the nine-months ended December 31, 2001. Gross profit for the nine months ended December 31, 2002 increased $1.2 million over the comparable period in the preceding year. This was primarily the result of sales volume growth offset by increased discounts and slightly higher costs attributable to the release and sale of 2001 vintage wines.
     Gross profit for the nine-months ended December 31, 2001 increased $1.5 million or 11% over the comparable period in the preceding year. This was primarily the result of lower costs attributable to the release and sale of 2000 vintage wines.
     The gross profit percentage remained consistent at 33% for the year and nine months ended December 31, 2002, compared to 38% reported for the nine months ended December 31, 2001. This decrease on gross profits is as expected due to an oversupply of premium wine and increased competition within the wine industry. Gross profit percentage increased to 38% for the nine months ended December 31, 2001, compared to 31% for the nine months ended December 31, 2000 due to increased average sales prices coupled with lower per unit wine costs resulting from higher 1996 and 1997 harvest yields.

     OTHER OPERATING REVENUES, NET

     Revenue from other operations primarily consists of net profit (loss) from sales of bulk wine and revenue obtained from third-party wineries, net of related expenses, for grape crushing or wine bottling. This aspect of the Company's operation is normally not significant. The Company cannot predict the significance of such operations in the future, as this source of revenue is highly unpredictable and largely contingent on other wineries' demand for extra production capacity, which can and does vary significantly from year to year.
     Such revenue for the year ended December 31, 2002 decreased $.6 million as compared to the nine-months ended December 31, 2001. Such revenue for the nine months ended December 31, 2002 decreased $.2 million over the comparable period in the preceding year. Such revenue for the nine months ended December 31, 2001 decreased $.04 million over the comparable period in the preceding year. This was attributable to an increase in losses on the sale of bulk wine, due to quality or other factors, for product that is not required in the Company's product line.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended December 31, 2002, increased $3.8 million or to 20% of net revenues as compared to the nine-month period ended December 31, 2001. Selling, general and administrative expenses for the nine-months ended December 31, 2002, decreased from 24% to 20% of net revenues as compared to the nine-month period ended December 31, 2001. This decrease is due to an increase in sales volume and the resulting net revenues growth. These changes are due to a strategic focus to grow selling and marketing expenditures to remain competitive in these difficult economic times offset by strict operating expense control.
     The Company reduced its selling, general and administrative costs by $.01 million for the nine-months ended December 31, 2001 as compared to the comparable period in the preceding year.

     OPERATING INCOME

     Operating income for the year ended December 31, 2002 increased $2.0 million or 35% as compared to the nine-month period ended December 31, 2001. Operating income for the nine-months ended December 31, 2002 increased $.3 million or 5% as compared to the nine-month period ended December 31, 2001. Operating income for the nine-months ended December 31, 2001 increased $1.6 million or 37% as compared to the nine-month period ended December 31, 2000. The increases are due to the increase in gross profits, partially offset by the increases in selling, general and administrative expenses as described above.

     INTEREST EXPENSE

     For the year ended December 31, 2002, interest expense increased by $1.3 million or 41% as compared to the nine-month period ended December 31, 2001. Interest expense for the nine months ended December 31, 2002 and 2001 increased $.4 million and $.3 million, respectively, over the comparable periods in the preceding year. This increase was a result of higher average outstanding borrowings, which are a result of continuing capital expenditures related to winery and vineyard expansions, amortization of indebtedness renewal costs offset by a reduction in interest rates with the Company's revolving bank loan. Additionally, interest expense increased from the issuance of two-convertible subordinated promissory notes. The notes are more fully described in "Liquidity and Capital Resources - Borrowing Arrangements" below.

     OTHER INCOME

     For the year ended December 31, 2002, other income decreased $.05 million as compared to the nine-month period ended December 31, 2001. Other income for the nine months ended December 31, 2002 and 2001 decreased $.07 million and increased $.9 million, respectively, over the comparable periods in the preceding year. Although not significant to the Company's operations, the other income is due to net gains (losses) from the sale of non-strategic assets during 2002.
     For the nine-months ended December 31, 2000, the increase in other income was the net result of the sale of the 10,000-square foot Hewitt House and four surrounding landscaped acres.

     EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the year ended December 31, 2002 and for the nine months ended December 31, 2002, 2001 and 2000 were $842,000, $694,000, $509,000, and $714,000, respectively.
     The Company monitors its investment in Duhart-Milon primarily through its on-going communication with DBR. Such communication is facilitated by the presence of DBR's representation on the Company's Board of Directors. Additionally, various key employees of the Company make periodic visits to Duhart-Milon's offices and production facilities.
     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company records the gain or loss for currency translation in other comprehensive income or loss, which is a separate component of shareholders' equity. The amount recorded was decreased to $3.5 million from $4.6 million for the year ended December 31, 2002 as compared to the prior year, due to the increase in the relative worth of the "EURO" when compared to the U.S. dollar.

     MINORITY INTEREST

     The minority interest in the net income of Edna Valley Vineyard ("EVV") and Canoe Ridge Vineyard, LLC ("CRV") consists of the following (IN THOUSANDS):



                                                                Nine Months Ended    Year Ended     Year Ended
                                                                   December 31,     December 31,    March 31,
                                                                ------------------  --------------------------
Venture                  Minority Owner                         2002          2001      2002           2001
-------                  --------------                         ------------------  --------------------------

Edna Valley Vineyard     Paragon Vineyard Co., Inc. (50.0%)     $542          $512     $ 748          $ 165
Canoe Ridge Vineyard     Various (49.5%)                           -             -         -            212
                                                                ------------------- ---------------------------
                                                                $542          $512     $748           $ 377
                                                                =================== ===========================

     The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The increase in minority interest was $.2 million, or 46% for the year ended December 31, 2002 as compared to the nine-months ended December 31, 2001. The minority interest for the nine months ended December 31, 2002 and 2001, increased $.03 million and $.2 million, respectively. These increases were primarily due to increased EVV net income attributable to higher sales volume with EVV wines. The Company acquired the remaining 49.5% minority interest in Canoe Ridge Vineyard, LLC from the other partners in February 2001. Company management believes that EVV will continue to contribute significantly to the Company's consolidated results of operations.

     NET INCOME

     Net income for the year ended December 31, 2002 was $2.3 million, an increase of $.7 million, or 44% as compared to the nine-month period ended December 31, 2001. Net income for the nine-months ended December 31, 2002 and 2001, increased $.2 million and $.02 million as compared to the preceding period in the prior year. These increases were primarily due to increased sales volume offset by higher selling, general and administrative expenses and interest expense.

SEASONALITY

     The Company's wine sales from quarter to quarter are highly variable due to, among other things, the timing of the release of wines for sale and changes in consumer demand. Sales are typically strongest during the fourth quarter because of heavy holiday sales and because most wines generally are released during the end of the third and beginning of the fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

     Working capital as of December 31, 2002 was $58 million, compared to $51.7 million at December 31, 2001. The $6.3 million increase was primarily attributable to an increase in inventory ($4.6 million) accounts receivable ($4.3 million), accounts payable and accrued liabilities ($3.8 million) offset by a net increase in revolving bank loan borrowings ($6.4 million).
     The Company has historically funded its growth through increases in borrowings and cash flow from operations. During 2002, the Company's primary use of its capital was to finance capital expenditures of $18.05 million and a $4.6 million increase in inventory.
     Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales. The Company currently expects its operating and capital spending requirements will total approximately $78.4 million for the year ending December 31, 2003.
     The Company expects to finance these future capital needs through operations, security offerings, and additional borrowings. There can be no assurance that the Company will be able to obtain this financing on terms acceptable to the Company.


      BORROWING ARRANGEMENTS

     On September 15, 2000 the Company refinanced certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "2000 Notes"). Proceeds from the Notes were used to repay a portion of the Company's revolving bank loan in the amount of $20 million and to repay $10 million of another $30 million term loan. Interest on the Notes is payable quarterly at rates ranging from 8.90% to 9.05%, as amended on February 9, 2001, and principal repayments are scheduled beginning September 15, 2004 through maturity on September 15, 2010. In connection with this refinancing, maximum revolving debt borrowings were reduced from $40 million to $25 million.
     The Notes were issued pursuant to a Note Purchase Agreement, which contains restrictive covenants including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments, and payment of dividends. At March 31, 2001 the Company was not in compliance with one of these covenants, however, the Note holders have subsequently waived such non-compliance. At December 31, 2002 and 2001, the Company was in compliance with all bank covenants. Management is in constant communication with our lenders regarding compliance with the financial covenants through December 31, 2003. In the event that economic conditions weaken from 2002, one or more of the financial covenants could be impacted. Our lenders are aware of this possibility and management believes that a waiver or amendment could be obtained.
     The Company's revolving bank loan expired March 31, 2002 and two extensions were provided extending the maturity date to April 30, 2002. On April 22, 2002, the Company finalized the borrowing arrangement with the bank that had provided the revolving bank loan. The new borrowing arrangement with its bank involves both (1) a $55 million revolving credit facility secured first by inventory and accounts receivable and second by substantially all of the Company's fixed assets (other than certain specified assets), and (2) a $17.5 million term loan secured first by certain of the Company's fixed assets (other than certain specified assets) and second by the Company's inventory and accounts receivable, each on a pari passu basis with the holders of the 2000 Notes. In connection with the finalization, the Company amended certain of the provisions applicable to the Notes.
     On August 23, 2002, the Company acquired the winery and vineyard site formerly known as Chateau Beaucanon Winery in Rutherford, California. The site will be used as the home for the Provenance Vineyard brand. The purchase price was $8.9 million.
     The acquisition was funded by the issuance of two convertible subordinated promissory notes in exchange for $11 million in cash (the "2002 Notes"). The 2002 Notes were issued to Les Domaines Baron de Rothschild (Lafite) ("DBR"), in the amount of $8.25 million, and SFI Intermediate Limited or its affiliates ("SFI"), in the amount of $2.75 million. The 2002 Notes accrue interest on the principal sum at a rate of 9% per annum. The principal sum and all accrued interest are due and payable in full, two years from the date of the 2002 Notes (the "Maturity Date"). At the Maturity Date, the Company may elect to pay all of the outstanding principal and accrued interest in cash or may elect to repay all or part of these amounts through conversion into shares of Company common shares at the Conversion Price of $9.4207 per share (the "Conversion Price"). DBR or SFI may elect to convert all outstanding principal only in the event of a change of control transaction, as defined in the terms of the 2002 Notes.
     In conjunction with the above activities, the Company, its lenders under the Company's Credit Agreement and its noteholders under the Company's Amended and Restated Note Purchase Agreement amended the Company's Credit Agreement and its Amended and Restated Note Purchase Agreement (1) to reflect the lenders' and noteholders' consent to the Beaucanon acquisition and the issuance of the Notes and (2) to make certain amendments in the Credit Agreement and the Amended and restated Note Purchase Agreement, including the exclusion of the Notes from the financial covenants contained in those agreements.
     We are exposed to market risk from changes in interest rates. To manage this exposure, we have entered into interest rate exchange agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.
     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 that establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized in the balance sheet at fair value. (See Note 7 to the Company's Consolidated Financial Statements).

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

     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the year ended December 31, 2002, approximately 85% of our wine sales were concentrated in 20 states. Changes in consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.
     Approximately 87% of our net revenues in the year ended December 31, 2002were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 43%, 16%, 14% and 14% of our net revenues, respectively.

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

      AGRICULTURAL RISKS COULD ADVERSELY AFFECT OUR BUSINESS

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

     Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production.
     Grape growing requires adequate water supplies. We generally supply our vineyards' water needs through wells and reservoirs located on our properties. We believe that we either have, or are currently planning to insure adequate water supplies to meet the needs of all of our vineyards. However a substantial reduction in water supplies could result in material losses of grape crops and vines.
     The weather phenomenon commonly referred to as "El Nino" produced heavy rains and cooler weather during the Spring of 1999, which resulted in colder and wetter soils than are typical during California's grape growing season. Consequently, the 1999 harvest was postponed by approximately four to six weeks depending on the geographic location and varietals. The size of the Company's most significant crops ranged from normal-sized yields to 50% of normal yields (depending on the varietal and particular estate).
     Despite the reduction in the yield, the harvested estate crops, in combination with contracted grape purchases, are expected to permit the Company to meet originally anticipated sales-projections for its 1999 vintage Chardonnay, Cabernet, and Merlot varietals. Together these varietals have historically comprised between 80% to 89% of our aggregate annual production.

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

     AN OVERSUPPLY OF GRAPES MAY HARM OUR BUSINESS.

     Current trends in the domestic and foreign wine industry point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the worldwide supply of premium wine grapes and the amount of wine which will be produced in the future. This increase in grape production has resulted in an excess of supply over demand and force wineries to reduce, or not increase prices.

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our ten largest distributors combined represented approximately 22% and 42%, respectively, of our net revenues for the year ended December 31, 2002. Sales to our ten largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. Effective July 1, 2002, the Company switched from a single broker to a distributor in California. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.


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

     CONTAMINATION OF OUR WINES WOULD HARM OUR BUSINESS

     We are subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of our wines could result in the need for a product recall, which could significantly damage our reputation for product quality, which we believe is one of our principle competitive advantages. We maintain insurance against certain of these kinds of risks, and others, under various general liability and product liability insurance policies. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us.

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

     SHIFTS IN FOREIGN EXCHANGE RATES OR THE IMPOSITION OF ADVERSE TRADE REGULATIONS COULD HARM OUR BUSINESS

     We conduct some of our import and export activity for wine and packaging supplies in foreign currencies. We purchase foreign currency on the spot market on an as-needed basis and engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on our operating results.
     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 5% of total consolidated revenue for the nine months ended December 31, 2002 and the volume of international transactions is increasing, which may increase this risk in the future.

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

     OUR  ACQUISITIONS  AND POTENTIAL  FUTURE  ACQUISITIONS  INVOLVE A NUMBER OF
RISKS

     Our acquisition of Provenance Vineyards, Hewitt Vineyard, Suscol Ranch, Staton Hills Winery (renamed Sagelands Vineyard), the Jade Mountain brand, enlarging Canoe Ridge Vineyard and buying out our partners, and potential future acquisitions involve risks associated with assimilating these operations into our Company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations integrating the technology and infrastructures of disparate entities; risks inherent in the production and marketing wine and replanting of existing vineyards from white wine grapes to red wine grapes.
     We relied on debt financing to purchase Provenance Vineyards, Hewitt Vineyard, Suscol Ranch, Staton Hills Winery, the Jade Mountain brand, enlarging Canoe Ridge Vineyard and buying out our partners and other vineyard land and related assets during the fiscal years ended December 31, 2001 and 2002. Consequently our debt-to-equity ratio is high in relation to our historical standards, even after the successful completion of our rights offering in November 2001. The interest costs associated with this debt will increase our operating expenses and the risk of negative cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          THE CHALONE WINE GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated Balance Sheets.........................................    20
      Consolidated Statements of Income...................................    21
      Consolidated Statements of Shareholders' Equity.....................    22
      Consolidated Statements of Cash Flows...............................    23
      Notes to Consolidated Financial Statements..........................    24

INDEPENDENT AUDITORS REPORTS..............................................37, 38



                          THE CHALONE WINE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                  (All amounts in thousands, except share data)

                                     ASSETS
                                                                  December 31,  December 31,
                                                                      2002         2001
                                                                      ----         ----

Current assets:
     Cash                                                           $      -      $      -
     Accounts receivable, net                                         15,770        11,475
     Notes receivable                                                    190           181
     Income tax receivable                                               223           223
     Inventory                                                        81,272        76,658
     Prepaid expenses and other current assets                         1,000         1,359
                                                                    ----------------------
          Total current assets                                        98,455        89,896
                                                                    ----------------------
Investment in Chateau Duhart-Milon                                    10,067         7,897
Non-current notes receivable                                             447           653
Property, plant and equipment - net                                   77,953        73,232
Goodwill,                                                              8,582         8,582
Trademarks                                                             2,875         2,797
Other assets                                                           1,815           852
                                                                    ----------------------
          Total assets                                              $200,194      $183,909
                                                                    ======================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                    $  2,295      $  2,034
     Current portion of related party note payable                         -            18
     Current portion of obligations under capital lease                  716           716
     Revolving bank loan                                              18,523        12,086
     Accounts payable and accrued liabilities                         18,935        22,766
                                                                    ----------------------
          Total current liabilities                                   40,469        37,620
Long-term obligations, less current maturities                        46,753        47,082
Long-term obligations, convertible subordinated debt                  11,000             -
Obligations under capital lease, less current portion                  1,329         2,110
Related party note payable, less current portion                           -           869
Liability on interest rate swap contract                               1,355           664
Deferred income taxes                                                    923         1,048
                                                                    ----------------------
          Total liabilities                                          101,829        89,393
                                                                    ----------------------
Minority interest                                                      3,572         3,201
Shareholders' equity:
     Common stock - authorized 15,000,000 shares no
     par value; issued and outstanding:  12,075,101 and
     12,067,504 shares, respectively                                  76,474        76,433
     Retained earnings                                                21,790        19,494
     Accumulated other comprehensive loss                             (3,471)       (4,612)
                                                                    ----------------------
          Total shareholders' equity                                  94,793        91,315
                                                                    ----------------------
          Total liabilities and shareholders' equity                $200,194      $183,909
                                                                    ======================


 The accompanying notes are an integral part of the consolidated financial statements




                          THE CHALONE WINE GROUP, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                (All amounts in thousands, except per share data)


                                                 Year ended                 Nine Months               Year ended
                                                December 31,            ended December 31,             March 31,
                                                -----------       ------------------------------      ----------
                                                    2002           2002         2001        2000         2001
                                                -----------       ------------------------------      ----------
                                                                  (Unaudited)         (Unaudited)
Gross revenues                                    $ 69,001        $ 53,040   $ 42,353    $ 45,481     $ 62,213
    Excise taxes                                    (1,996)         (1,536)    (1,159)     (1,252)      (1,652)
                                                  --------        --------   --------    --------     --------
Net revenues                                        67,005          51,504     41,194      44,229       60,561
Cost of wines sold                                 (44,877)        (34,727)   (25,604)    (30,125)     (39,443)
                                                  --------        --------   --------    --------     --------
    Gross profit                                    22,128          16,777     15,590      14,104       21,118
Other operating revenues (expenses), net              (448)            (41)       195         160          213
Selling, general and administrative expenses       (13,700)        (10,521)    (9,884)     (9,971)     (15,208)
                                                  --------        --------   --------    --------     --------
    Operating income                                 7,980           6,215      5,901       4,293        6,123
Interest expense, net                               (4,549)         (3,641)    (3,217)     (2,887)      (3,824)
Other income (expense)                                 (43)            (63)         6         868          891
Equity in net income of Chateau Duhart-Milon           842             694        509         714          761
Minority interests                                    (748)           (542)      (512)       (315)        (377)
                                                  --------        --------   --------    --------     --------
    Income before income taxes                       3,482           2,663      2,687       2,673        3,574
Income taxes                                        (1,186)           (845)    (1,094)     (1,096)      (1,524)
                                                  --------        --------   --------    --------     --------
    Net income                                    $  2,296        $  1,818    $ 1,593     $ 1,577      $ 2,050
                                                  ========        ========   ========    ========     ========


Net income available to common shareholders       $  2,296        $  1,818     $1,593      $1,577       $2,050

Earnings per share-basic                          $   0.19        $   0.15     $ 0.15      $ 0.20       $ 0.20
Earnings per share-diluted                        $   0.19        $   0.15     $ 0.15      $ 0.20       $ 0.20


 The accompanying notes are an integral part of the consolidated financial statements





                          THE CHALONE WINE GROUP, LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (All amounts in thousands)


                                                Common Stock                    Accumulated
                                            ____________________                   Other                   Compre-
                                            Number of               Retained   Comprehensive               hensive
                                             Shares       Amount    Earnings       Loss          Total     Income
                                            ---------    -------    -------    -------------    -------    -------
Balance, March 31, 2000                       10,224      61,377     15,851       (3,556)        73,672      2,421
    Employee stock purchase plan                   7          48          -            -             48          -
    Options exercised                              8          61          -            -             61          -
    Profit sharing, net of repurchases             9          92          -            -             92          -
    Foreign currency
      translation adjustment                       -           -          -         (789)          (789)      (789)
    Net income                                     -           -      2,050            -          2,050      2,050
                                              ------     -------    -------      -------        -------    -------
Balance, March 31, 2001                       10,248      61,578     17,901       (4,345)        75,134      1,261
    Employee stock purchase plan                   3          23          -            -             23          -
    Options exercised                             53         188          -            -            188          -
    Profit sharing, net of repurchases            (1)        (15)         -            -            (15)         -
    Foreign currency translation
      adjustment                                   -           -          -           80             80         80
    Cumulative effect of adopting
      SFAS No. 133 (net of tax of $129)            -           -          -         (189)          (189)      (189)
    Changes in fair value of derivatives
      (net of tax of $141)                         -           -          -         (203)          (203)      (203)
    Transition Adjustment reclassified             -           -          -            -              -          -
      in earnings (net of tax of $32)                                                 45             45         45
    Rights Offering                            1,765      14,659          -            -         14,659          -
    Net income                                     -           -      1,593            -          1,593      1,593
                                              ------     -------    -------      -------        -------    -------
Balance, December 31, 2001                    12,068     $76,433    $19,494      $(4,612)       $91,315    $ 1,326
                                              ------     -------    -------      -------        -------    -------
    Employee stock purchase plan                   4          29          -            -             29          -
    Options exercised                              1          13          -            -             13          -
    Profit sharing, net of repurchases             2          (1)         -            -             (1)         -
    Foreign currency
      translation adjustment                       -           -          -        1,436          1,436      1,436
    Changes in fair value of derivatives
      (net of tax of $284)                         -           -          -         (408)          (408)      (408)
    Transition Adjustment reclassified
      in earnings (net of tax of $78)              -           -          -          113            113        113
    Net income                                     -           -      2,296            -          2,296      2,296
                                              ------     -------    -------      -------        -------    -------
Balance, December 31, 2002                    12,075     $76,474    $21,790      $(3,471)       $94,793    $ 3,437
                                              ------     -------    -------      -------        -------    -------

 The accompanying notes are an integral part of the consolidated financial statements




                          THE CHALONE WINE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)


                                                                 Year Ended                 Nine Months                   Year Ended
                                                                 December 31,             Ended December 31,              March 31,
                                                                 ------------     -----------------------------------    ---------
                                                                   2002             2002          2001        2000         2001
                                                                 ------------     --------      --------    --------    ---------
                                                                                 (Unaudited)               (Unaudited)
Cash flows from operating activities:
    Net income                                                   $  2,296         $  1,818      $  1,593    $  1,577     $  2,050
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 9,019            7,512         5,644       5,318        5,877
      Equity in net income of Chateau Duhart-Milon                   (842)            (694)         (509)       (714)        (761)
      Increase in minority interests                                  748              543           512         315          377
      Other                                                          (208)            (209)           44        (803)        (799)
      Changes in:
        Accounts and other receivables                             (4,295)          (3,785)       (1,347)     (1,734)       1,266
        Income taxes receivable                                         -                -          (223)          -            -
        Inventories                                                (4,614)         (10,172)      (17,325)    (11,776)      (5,365)
        Prepaid expenses and other assets                            (750)            (323)         (368)        281          (34)
        Deferred income taxes                                         167              152         1,426           -         (734)
        Accounts payable and accrued liabilities                   (3,840)          11,729        14,952       8,783        1,281
                                                                 --------         --------      --------    --------     --------
      Net cash provided by (used in) operating activities          (2,319)           6,571         4,399       1,247        3,158
                                                                 --------         --------      --------    --------     --------
Cash flows from investing activities:
    Capital expenditures                                           (9,301)          (8,005)       (8,305)    (10,821)     (15,200)
    Property and business acquisitions                             (8,912)          (8,912)            -      (3,518)      (3,500)
    Distributions to minority partner                                (377)            (377)            -           -            -
    Proceeds from disposal of property and equipment                4,862            4,855           136       7,518        7,536
    Net changes of notes receivable                                   197              148          (834)          -         (470)
    Investment in Edna Valley Vyd brand name and
        joint venture                                                   -                -        (1,050)          -            -
    Acquisition of minority interest in Canoe Ridge
        Vineyard                                                        -                -             -           -       (3,960)
    Distributions from Duhart-Milon                                   108              108           519         557        1,294
                                                                 --------         --------      --------    --------     --------
      Net cash used in investing activities                       (13,423)         (12,183)       (9,534)     (6,264)     (14,300)
                                                                 --------         --------      --------    --------     --------
Cash flows from financing activities:
    Borrowings (repayment) on revolving bank
        loan-net                                                    6,437           (3,919)       (7,913)    (14,057)      (7,018)
    Distributions to minority interests                                 -                -             -        (700)        (700)
    Proceeds from issuance of long-term debt                       11,000           11,000             -      30,000       30,000
    Net change in capital lease obligation                           (781)            (597)         (326)          -            -
    Repayment of long-term debt                                      (887)            (868)       (1,537)    (10,272)     (11,285)
    Repayment of short-term debt                                      (68)             (68)            -           -            -
    Net proceeds from rights offering                                   -                -        14,659           -            -
    Proceeds from issuance of common stock                             41               64           196          46          201
                                                                 --------         --------      --------    --------     --------
      Net cash provided by financing activities                    15,742            5,612         5,079       5,017       11,198
                                                                 --------         --------      --------    --------     --------
Net increase (decrease) in cash and equivalents                         -                -           (56)          -           56
Cash and equivalents at beginning of year                               -                -            56           -            -
                                                                 --------         --------      --------    --------     --------
Cash and equivalents at end of year                              $      -         $      -      $      -    $      -     $     56
                                                                 ========         ========      ========    ========     ========
Other cash flow information:
    Interest paid                                                $  5,242         $  4,065      $  3,373    $  3,018     $  3,449
    Income taxes paid                                               1,701              869           984         222          370
Non-cash investing and financing activities:
    Interest swap flucuation, net                                $  1,141         $  1,028      $    347    $      -     $      -
    Equipment acquired under capital lease                              -                -         3,152           -            -


The accompanying notes are an integral part of the consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

     The Chalone Wine Group, Ltd. ("the Company") produces and sells super premium to luxury quality table wines. The Company sells the majority of its products to wholesale distributors, restaurants, and retail establishments throughout the United States, Canada and Europe. Export sales accounted for approximately 5%, 3% and 4%, respectively, of total revenue for the year ended December 31, 2002, nine months ended December 31, 2001, and for the fiscal year ended March 31, 2001. The Company supplies some of its grape needs from its estate-owned vineyards but utilizes independent grape growers for a majority of its grape requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

      BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and Edna Valley Vineyard ("EVV"), a winery operation in San Luis Obispo County, California, owned 50% by the Company and 50% by Paragon Vineyard Company, Inc. ("Paragon"). The Company is EVV's managing joint venture partner and supervises EVV's winery operations, sells and distributes the wine and is deemed to control EVV for accounting purposes. The Company has certain commitments related to its continuing ownership of EVV (See
Note 13). Intercompany transactions and balances have been eliminated.
     At December 31, 2002, Domaines Baron de Rothschild (Lafite) ("DBR"), a French company, owned approximately 45.7% of the Company's outstanding common stock, and the Company owns a 23.5% partnership interest in DBR's Societe Civile Chateau Duhart-Milon ("Duhart-Milon"), a Bordeaux wine-producing estate located in Pauillac, France. The Company accounts for this investment using the equity method.

     ACCOUNTING ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and related disclosures at the date of the financial statements. Actual results could differ from these estimates.

     ACCOUNTS RECEIVABLE

     Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. Receivables in excess of 90 days were approximately $340,000 at December 31, 2002.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of receivables. The Company performs ongoing credit evaluations of its customers' financial position and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost, with depreciation provided in amounts sufficient to allocate the depreciable assets to operations over their estimated useful lives. For financial reporting purposes depreciation of property, plant and equipment, which includes assets under capital lease is provided on the straight-line method, with the exception of barrels, which is depreciated using an accelerated method. For tax reporting purposes accelerated methods are used.
     In August 2002, the Company purchased substantially all of the assets of a winery in Napa County, California (See Note 7). The costs of property, plant and equipment were allocated to each asset acquired based on their relative estimated fair values at the date of acquisition.
     The ranges of useful lives used in computing depreciation are ((3)) 15 to 35 years for vineyard development costs, (ii) 80 years for caves, (iii) 15 to 40 years for buildings and (iv) 3 to 20 years for machinery and equipment.
     Capitalized costs of planting new vines and ongoing cultivation costs for vines not yet bearing fruit, including interest, are classified as vineyard development. Depreciation commences in the initial year the vineyard yields a commercial crop, generally in the third or fourth year after planting.
     Interest of $1.2 million, $.7 million and $.8 million was capitalized to property, plant and equipment for the year ended December 31, 2002, nine months ended December 31, 2001 and the fiscal year ended March 31, 2001, respectively.
     Caves represent improvement costs to dig into hillsides and structurally reinforce underground tunnels used to age and store the Company's wines.

     INTANGIBLE ASSETS

     The Company's intangible assets consist of goodwill and trademarks. As of January 1, 2002 the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Accordingly, goodwill and trademarks that have been determined to possess indefinite lives will not be amortized, but instead will be reviewed for impairment at least annually. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company applied impairment tests to its recorded goodwill in accordance with SFAS 142 and determined that no impairment loss had occurred during the year ended December 31, 2002.

     For purposes of pro forma disclosure, had the Company's goodwill and trademarks been accounted for under SFAS No. 142, net income and earnings per share would have been increased to the following pro forma amounts (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                Nine Months
                                Year Ended         Ended         Year Ended
                               December 31,     December 31,     March 31,
                               ------------     ------------     ----------
                                   2002             2001            2001
                               ------------     ------------     ----------

Reported net income              $ 2,296          $ 1,593         $ 2,050
Goodwill amortization                  -              280             290
Trademark amortization                 -              109             145
                               ------------     ------------     ----------
  Adjusted net income            $ 2,296          $ 1,982         $ 2,485

BASIC EARNINGS PER SHARE
  Reported net income            $  0.19          $  0.15         $  0.20
  Goodwill                             -             0.03            0.03
  Trademark                            -             0.01            0.01
                               ------------     ------------     ----------
    Adjusted net income          $  0.19          $  0.19         $  0.24

DILUTED EARNINGS PER SHARE
  Reported net income            $  0.19             0.15            0.20
  Goodwill                             -             0.03            0.03
  Trademark                            -             0.01            0.01
                               ------------     ------------     ----------
    Adjusted net income          $  0.19          $  0.19         $  0.24


     IMPAIRMENT OF LONG-LIVED ASSETS

     As of December 31, 2002 the Company adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Statement 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The adoption of this Statement will not materially change the way the Company reviews and calculates asset impairment charges.

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

     SHIPPING COSTS

     Shipping costs are included in selling, general and administrative expense and totaled $290,200, $114,000 and $836,000 for the year ended December 31, 2002, for the nine months ended December 31, 2001 and for the fiscal year ended March 31, 2001 (See Note 17).


     ACCOUNTING FOR INCOME TAXES

     The Company provides for income taxes under the liability method. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts, which are more likely than not to be realized.

     STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:



                                             Twelve Months     Nine Months    Twelve Months
                                                 ended            ended           ended
                                              December 31,     December 31,    December 31,
                                                  2002             2001            2000
                                              ------------     ------------    ------------
Expected life, following vesting (months)               117             117             117
Stock volitility                                      32.5%           31.2%           28.2%
Risk-free interest rate                                5.2%            6.5%            6.9%
Dividends                                                -               -               -


The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts (IN THOUSANDS, EXCEPT PER SHARE DATA) (See Recent Accounting Pronouncements):

                               Twelve Months    Nine Months
                                   Ended           Ended         Year Ended
                               December 31,     December 31,     March 31,
                               ------------     ------------     ----------
                                   2002             2001            2001
                               ------------     ------------     ----------

Net income:
  As reported                    $ 2,296          $ 1,593         $ 2,050
  Pro forma                      $ 1,739          $ 1,003         $ 1,759
Earnings per share:
  Basic                          $  0.19          $  0.15         $  0.20
  Diluted                        $  0.19          $  0.15         $  0.20
  Pro forma basic                $  0.14          $  0.10         $  0.17
  Pro forma diluted              $  0.14          $  0.09         $  0.17



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

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the periods ended December 31, 2002 and 2001, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

     The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts or in income when the hedged transaction occurs. The Company did not transact in forward exchange contracts during the 2002 year. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant in nine months ended December 31, 2001 and the fiscal year ended 2001.

     NET INCOME PER SHARE

     Basic net income per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted EPS for the Company reflects the inclusion of dilutive stock options, the effect of which is calculated using the treasury stock method as shown below. The convertible common stock was not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive.
     The following reconciles audited amounts reported in the financial statements (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                                     Effect of dilutive securities
                                                                     -----------------------------
                                                                                      Stock
                                                           Basic EPS     Warrants    options     Diluted EPS
                                                           ---------     --------    -------     -----------

Year ended December 31, 2002:
    Income available to common stockholders                 $ 2,296          -            -         $ 2,296
    Weighted average shares outstanding                      12,072          -           19          12,091
                                                            -------                                 -------
    Earnings per common share                               $  0.19                                 $  0.19
                                                            =======                                 =======
Nine months ended December 31, 2001:
    Income available to common stockholders                 $ 1,593          -            -         $ 1,593
    Weighted average shares outstanding                      10,558          -           58          10,616
                                                            -------                                 -------
    Earnings per common share                               $  0.15                                 $  0.15
                                                            =======                                 =======
Year ended March 31, 2001:
    Income available to common stockholders                 $ 2,050          -            -         $ 2,050
    Weighted average shares outstanding                      10,238          -           14          10,252
                                                            -------                                 -------
    Earnings per common share                               $  0.20                                 $  0.20
                                                            =======                                 =======


     Recent Accounting Pronouncements - The Financial Accounting Standards Board
(FASB) has issued the following accounting pronouncements:

     SFAS No. 143,  Accounting for Asset  Retirement  Obligations.  SFAS No. 143
requires that an obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs be recognized as a liability when incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity would capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset by the same amount as the liability. An entity would subsequently allocate that asset retirement cost to expense using a systematic and rational method over its useful life. The Company has adopted SFAS No. 143 for its calendar year beginning January 1, 2003. The adoption of SFAS No. 143 should not have a material effect on the Company's operating results or financial position.
     SFAS No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.
     SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.
     SFAS No.148, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original
Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company has not yet evaluated whether to adopt this statement nor has it evaluated the potential impact on the Company's consolidated financial statements if the statement is adopted. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.
     FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also significantly expands the disclosures guarantors must include in their financial statements. While the interpretation's accounting provisions are effective prospectively to guarantees issued or modified after December 31, 2002, its disclosure requirements generally apply to all guarantees and must be included in financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's consolidated financial statements.

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities in which 1) the equity investment is insufficient for the entity to finance its activities without additional financial support through other interests who will absorb some or all of the entity's expected losses, or 2) the equity investors lack one or more essential characteristics of a controlling interest. Those characteristics include the ability to make decisions about an entity's activities through voting rights or similar rights; the obligation to absorb the entity's expected losses, which makes it possible for the entity to finance its activities; and the right to receive the entity's expected residual returns as compensation for the risk of absorbing expected losses. This interpretation is effective for the Company no later than the third quarter of 2003, and is not currently expected to have a material effect on the Company's consolidated financial statements.


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

NOTE 3 - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     A summary of the changes in the Company's allowance for doubtful accounts receivable is as follows:



                                       Balance at      Charges to                    Balance at
                                      Beginning of     Costs and                       End of
                                         Period         Expenses      Deductions      Period
                                      ------------     ----------     ----------     ----------

Year ended March 31:
   2001                                 $ 129            $ 320           $ (56)         $ 393
                                        =====            =====           =====          =====
Nine months ended December 31:
   2001                                 $ 393            $ 490           $(105)         $ 778
                                        =====            =====           =====          =====
Year ended December 31:
   2002                                 $ 778            $ 490           $(931)         $ 337
                                        =====            =====           =====          =====


NOTE 4 - INVENTORY

      Inventory consists of the following (IN THOUSANDS):

                                       December 31,          December 31,
                                          2002                  2001
                                       ------------          ------------

Bulk wine                                  $ 48,312           $ 44,616
Bottled wine                                 32,171             31,303
Wine packaging supplies                         415                313
Other                                           374                426
                                           --------           --------
Total                                      $ 81,272           $ 76,658
                                           ========           ========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property,  plant and equipment  consist of the  following  (IN  THOUSANDS):

                                       December 31,         December 31,
                                          2002                  2001
                                       ------------         -----------

Land                                      $ 20,737          $ 18,091
Vineyards                                   12,960             8,310
Vineyards under development                 17,583            18,291
Caves                                        1,678             1,678
Buildings                                   26,592            24,541
Machinery and equipment                     36,136            33,123
                                          --------          --------
                                           115,686           104,034
Accumulated depreciation                   (37,733)          (30,802)
                                          --------          --------
Total                                     $ 77,953          $ 73,232
                                          ========          ========

NOTE 6 - ACQUISITION

     On August 23, 2002, the Company acquired substantially all of the assets of the winery and vineyard site formerly known as Beaucanon Winery in Rutherford, California. The purchase price was $8.9 million and was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations. The purchase price was allocated to each asset acquired based on their relative estimated fair values at the date of acquisition. No goodwill or other intangible assets were recorded. The Company financed the acquisition with subordinated debit to related parties (See Note 8).


NOTE 7 - INVESTMENT IN CHATEAU DUHART-MILON

     Duhart-Milon's condensed balance sheet as of December 31, 2002 and 2001 and the results of its operations for the year ended December 31, 2002, nine months ended December 31, 2001 and fiscal year ended March 31, 2001 are as follows (translated into U.S. dollars at the year-end and average exchange rate for the period, respectively) (IN THOUSANDS):


                                  December 31,     December 31,
                                  ------------     ------------
                                     2002             2001
                                  ------------     ------------

Inventory                             $  3,887         $  3,307
Other current assets                     9,475            7,678
                                      --------         --------
    Current assets                      13,362           10,985
                                      --------         --------
Property and equipment, net              2,825            1,673
                                      --------         --------
    Total assets                      $ 16,187         $ 12,658
                                      ========         ========

Current liabilities                   $  2,668         $  1,960
Partner's equity                        13,519           10,698
                                      --------         --------
    Total liabilities and equity      $ 16,187         $ 12,658
                                      ========         ========


     Duhart-Milon's   results  of  operations  are  summarized  as  follows  (IN
THOUSANDS):

                                           Year        Nine Months       Year
                                          Ended           Ended          Ended
                                       December 31,    December 31,    March 31,
                                           2002             2001         2001
                                       ------------    ------------    ---------

Revenues                                  $ 6,726         $ 3,504       $ 5,470

Cost of Sales                              (2,955)         (1,355)       (2,453)
                                          -------         -------       -------
    Gross profit                            3,771           2,149         3,017
                                          -------         -------       -------
Revenues (expenses) from other
  operations,  net                           (189)             19           221
                                          -------         -------       -------
    Net earnings                          $ 3,582         $ 2,168       $ 3,238
                                          =======         =======       =======

Equity in investment of Duhart-Milon      $   842         $    509      $   761
                                          =======         =======       =======


     On October 1, 1995, the carrying amount of the Company's investment in Duhart-Milon was greater than its share of Duhart-Milon's net assets by approximately $8.9 million. This difference related primarily to the underlying value of the land owned by Duhart-Milon and, accordingly is not amortized. A portion of that difference, however, was attributable to inventory and was amortized based on annual sales quantities through March 31, 2001. Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company recognizes currency translation gains or losses in shareholders' equity as accumulated comprehensive income or loss, which totaled $2,830,000 as of December 31, 2002. This amount decreased from $4,265,000 as of December 31, 2001 due to the increase in the relative worth of the French franc when compared to the U.S. dollar during the twelve months ended December 31, 2002.

NOTE 8 - BORROWING ARRANGEMENTS

     Borrowing arrangements consist of the following (IN THOUSANDS):


                                                    December 31,    December 31,
                                                        2002            2001
                                                    ------------    ------------

Revolving bank loan of $25,000,000, interest at
LIBOR +1.375% (3.255% at December 31, 2001),
interest payable monthly, unsecured, due March
2002 (see below)                                      $      -        $ 12,086

Revolving bank loan of $50,000,000, interest at
the Eurodollar Rate based on LIBOR plus an
indexed spread (3.89% combined at December 31,
2002), interest payable on the last day of each
interest period ranging from one to six months,
secured, due April 2009 (see below)                     16,098               -

Swingline bank loan of $5,000,000, interest at
0.5% per annum above the latest Federal Funds
Rate plus an indexed spread (3.34% combined at
December 31, 2002), interest payable monthly,
secured, due April 2005 (see below)                      2,425               -

Senior unsecured notes (Series A, B, C), interest
at rates ranging from 8.90% to 9.05%, payable
monthly, principal payments due annually start-
ing September 2004                                           -          30,000

Senior secured notes (Series A, B, C), interest
at rates ranging from 8.90% to 9.23% at December
31, 2002 payable monthly, principal payments
commencing September 2004, payable annually
through September 15, 2010 (see below)                  30,000               -

Bank term loan, interest at the Eurodollar Rate
based on LIBOR plus an indexed spread (4.39%
combined at December 31, 2002), interest payable
on the last day of each interest period ranging
from one to six months, principal payments
commencing June 2003 payable quarterly through
April 2009 (see below)                                       -          17,500

Bank term loan, interest at the Eurodollar Rate
based on LIBOR plus an indexed spread (4.39%
combined at December 31, 2002), interest payable
on the last day of each interest period ranging
from one to six months, principal payments
commencing June 2003 payable quarterly through
April 2009 (see below)                                  17,500               -

Mortgage note payable to financial institution,
interest at varying rates (3.25% at December 31,
2002), principal and interest payable monthly
through August 2021                                      1,548           1,616
                                                      --------        --------
                                                        67,571          61,202
Less current maturities                                (20,818)        (14,120)
                                                      --------        --------
Long-term obligations, net of current maturities      $ 46,753        $ 47,082
                                                      ========        ========

Related party note payable, interest at 7.03%,
paid in full during 2002                              $      -        $    887

Convertible subordinated note to related party,
interest at 9.00% per annum, interest and
principal due August 2004 (convertible into
common stock at $9.4207 per share)                       2,750               -

Convertible subordinated note to related party,
interest at 9.00% per annum, interest and
principal due August 2004 (convertible into
common stock at $9.4207 per share)                       8,250               -
                                                      --------        --------
                                                        11,000             887
Less current maturities                                      -             (18)
                                                      --------        --------
Related party note payable, net of current
maturities                                            $ 11,000        $    869
                                                      ========        ========

     At December 31, 2001 the revolving credit facility and term loan were pursuant to an agreement with a bank that was entered into in March 1999. The agreement included restrictive covenants regarding: maintenance of certain financial ratios; mergers or acquisitions; loans, advances or debt guarantees; additional borrowings; annual lease expenditures; annual fixed asset expenditures; changes in control of the Company; and declaration or payment of dividends.


     On September 15, 2000 the Company refinanced certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "2000 Notes"). Proceeds from the 2000 Notes were used to repay $20 million of revolving bank borrowings under a previous credit agreement and $10 million of the $30 million term loan. Currently, interest on the 2000 Notes is payable quarterly at rates ranging from 8.90% to 9.05% and annual principal repayments are scheduled to begin September 15, 2004 through maturity on September 15, 2010.

     The 2000 Notes were issued pursuant to a Note Purchase Agreement, which contained restrictive covenants including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments, and payment of dividends.
     In 2002, the Company's revolving bank loan expired and two extensions were provided extending the maturity date to April 30, 2002. On April 22, 2002, the Company finalized the borrowing arrangement with the bank that had provided the revolving bank loan. The new borrowing arrangement with its bank involves both
(1) a $55 million revolving credit facility secured first by inventory and accounts receivable and second by substantially all of the Company's fixed assets (other than certain specified assets), and (2) a $17.5 million term loan secured first by certain of the Company's fixed assets (other than certain specified assets) and second by the Company's inventory and accounts receivable, each on a pari passu basis with the holders of the 2000 Notes. In connection with the finalization, the Company amended certain of the provisions applicable to the 2000 Notes.
     In connection with the $55 million revolving credit facility, the Company is obligated for the payment of fees relative to the unused portion at indexed rates ranging from 0.25% to 0.45%. The fees are computed daily on the outstanding unused balance. At December 31, 2002, the unused portion of the facility commitment was $36.5 million.
     On August 23, 2002, the Company acquired the winery and vineyard site formerly known as Chateau Beaucanon Winery in Rutherford, California. The site is the home for the Provenance Vineyard brand. The purchase price was $8.9 million. The acquisition was funded by the issuance of two convertible subordinated promissory notes in exchange for $11 million in cash (the "2002 Notes"). The 2002 Notes were issued to Les Domaines Baron de Rothschild (Lafite) ("DBR"), in the amount of $8.25 million, and SFI Intermediate Limited or its affiliates ("SFI"), in the amount of $2.75 million. The 2002 Notes accrue interest on the principal sum at a rate of 9% per annum. The principal sum and all accrued interest are due and payable in full, two years from the date of the 2002 Notes (the "Maturity Date"). At the Maturity Date, the Company may elect to pay all of the outstanding principal and accrued interest in cash or may elect to repay all or part of these amounts through conversion into shares of Company common shares at the Conversion Price of $9.4207 per share (the "Conversion Price"). DBR or SFI may elect to convert all outstanding principal only in the event of a change of control transaction, as defined in the terms of the 2002 Notes.
     In conjunction with the above activities, the Company, its lenders under the Company's Credit Agreement and its noteholders under the Company's Amended and Restated Note Purchase Agreement amended the Company's Credit Agreement and its Amended and Restated Note Purchase Agreement (1) to reflect the lenders' and noteholders' consent to the Beaucanon acquisition and the issuance of the 2002 Notes and (2) to make certain amendments in the Credit Agreement and the Amended and restated Note Purchase Agreement, including the exclusion of the 2002 Notes from the financial covenants contained in those agreements.

     Maturities of borrowings for each of the next five years ending at December 31 are as follows (IN THOUSANDS):

                      2003                $ 20,818
                      2004                  18,313
                      2005                   7,317
                      2006                   7,321
                      2007                   7,325
                   Thereafter               17,477
                                      ------------
                      Total           $     78,571
                                      ============

     In 1999 the Company entered into an interest-rate swap contract for a notional amount of $20.0 million, maturing on April 6, 2006 the balance of which was reduced to $17.5 million at December 31, 2002 and 2001. This contract effectively converts the variable LIBOR rate, which would otherwise be paid by the Company on its $20.0 million bank term-loan balance into a fixed-rate obligation over a period which corresponds to that of the underlying loan agreement. During that time, the rate that the Company will be obligated to pay, after including the lending institution's additional mark-up (which is based on financial ratios, and varies accordingly), will be fixed at 6.95%. Effective April 1, 2001, the Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" (See note 14). The fair value of the contract was approximately $1.36 million on December 31, 2002. This amount (net of tax effect) will be the cumulative transition adjustment recorded in other comprehensive income as required under SFAS No. 133.


NOTE 9 - STOCK BASED COMPENSATION

     On February 10, 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to officers and other key employees of the Company, as well as non-employee directors and consultants, for an aggregate of up to 1,000,000 shares of common stock, plus any shares under the Company's 1987 Stock Option Plan, which expired in February 1997, or the 1988 Non-Discretionary Stock Option Plan, which expired in December 1996, that become available for issuance as a result of forfeitures to the Company under the terms of such plans. These options generally expire 10 years from the date of grant and vest after a three-month period. As of December 31, 2002, approximately 139,538 options were available for future grant under the Plan.

     Option activity under the plans has been as follows:

                                                                      Weighted
                                                                      Average
                                                        Number of     Exercise
                                                         Shares        Price
                                                        ---------     --------


Outstanding, March 31, 2000                              662,419       $ 10.36
                                                        --------       -------
     Granted (weighted average fair value of $4.56)      169,640          8.43
     Exercised                                           (17,800)         8.64
     Canceled                                            (23,765)         9.97
                                                        --------       -------
Outstanding, March 31, 2001                              790,494         10.00
                                                        --------       -------
     Granted (weighted average fair value of $5.91)      172,873         11.11
     Exercised                                          (121,105)         8.63
     Canceled                                             (5,059)         9.58
                                                        --------       -------
Outstanding, December 31, 2001                           837,203         10.43
                                                        ========       =======
     Granted (weighted average fair value of $5.06)      207,978          9.60
     Exercised                                            (1,532)         8.38
     Canceled                                           (137,500)        11.22
                                                        --------       -------
Outstanding, December 31, 2002                           906,149       $ 10.18
                                                        --------       -------

     Additional information regarding options outstanding as of December 31, 2002 is as follows:

                         Options Outstanding (all exercisable)
                  ---------------------------------------------------
Range of                           Weighted Avg.
Exercise            Number           Remaining         Weighted Avg.
Prices            Outstanding     Contractual Life     Exercise Price
--------          -----------     ----------------     --------------

$5.00-$7.99          25,480          1.5 years            $  6.83
$8.00-$9.99         433,369          5.5 years               9.17
$10.00-$12.99       447,300          5.0 years              11.34
                    -------          ---------            -------
                    906,149          5.1 years            $ 10.18
                    -------          ---------            -------

     All options outstanding at December 31, 2002 are exercisable, except for 9,600 options granted December 31, 2002 with an exercise price of $8.24.

     EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to use salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three-month offer period or beginning of the Purchase Plan start (27 months), subject to an annual limitation. Shares issued under the plan were 3,923 shares for the twelve months ended December 31, 2002, 3,145 shares for the nine months ended December 31, 2001 and 6,735 shares for the year ended March 31, 2001, respectively, at weighted average prices of $7.43, $7.37 and $7.15, respectively. The weighted average fair value per share of the awards in the twelve months ended December 31, 2002, for the nine months end December 31, 2001 and for the year ended March 31, 2001 was $9.22, $8.67 and $8.42, respectively. At December 31, 2002, 724 shares were reserved for future issuances under the Purchase Plan.


NOTE 10 - COMMON STOCK

     In connection with the issuance of convertible subordinated promissory notes in August 2002, the Company may elect to pay all of the outstanding principal and accrued interest in cash or may elect to repay all or part of these amounts through conversion into shares of the Company's common shares at the Conversion Price of $9.4207 per share. The note holders may elect to convert all outstanding principal only in the event of a change of control transaction, as defined in the terms of the Notes (See Note 7).

     To date, the Company has not paid any cash dividends. Under the terms of certain of the Company's credit facilities, the Company is restricted from paying dividends in excess of 25% of its consolidated net income (See Note 7).

NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company has a qualified profit-sharing plan, which provides for Company contributions, as determined annually by the Board of Directors, based on the Company's previous year performance. These contributions may be in the form of common stock or cash as determined by the Board of Directors. The Company contributed $57,000, $173,000 and $143,000 for the year ended December 31, 2002, for the nine months ended December 31, 2001 and for the fiscal year ended March 31, 2001, respectively. At December 31, 2002, the plan held approximately 42,620 shares of the Company's common stock. At the participant's option, upon termination of service of any plan participant, the Company will repurchase that participant's shares held in the plan at market value.

     The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit. As determined by the Board of Directors, the Company matches employee contributions according to a specified formula and contributed $193,000, $177,000, and $136,000 to this plan for the year ended December 31, 2002, for the nine months ended December 31, 2001 and for the fiscal year ended March 31, 2001, respectively.

NOTE 12 - INCOME TAXES

     The provision for income taxes for the year ended December 31, 2002, nine months ended December 31, 2001 and fiscal year ended March 31, 2001 are summarized as follows (IN THOUSANDS):

                                   Nine Months
                   Year ended         ended         Year ended,
                  December 31,     December 31,      March 31,
                      2002             2001            2001
                  ------------     ------------     -----------

Federal
     Current        $   967          $  (223)         $ 1,782
     Deferred           (31)           1,047             (583)
                    -------          -------          -------
                        936              824            1,199
                    -------          -------          -------
State
     Current            191               51              477
     Deferred            59              219             (152)
                    -------          -------          -------
                        250              270              325
                    -------          -------          -------
                    $ 1,186          $ 1,094          $ 1,524
                    -------          -------          -------

     The provisions for income taxes differ from amounts computed at the U.S. Federal statutory rate as follows (IN THOUSANDS):

                                                    Nine Months
                                     Year ended        ended         Year ended,
                                    December 31,    December 31,      March 31,
                                       2002            2001            2001
                                    ------------    ------------     -----------

Income tax at statutory rate          $ 1,282         $   913          $ 1,215
State tax net of federal benefit          227             157              208
Change in valuation allowance           (133)             704                -
Foreign tax credit                      (225)            (550)               -
Other                                     35             (130)             101
                                      -------         -------          -------
                                      $ 1,186         $ 1,094          $ 1,524
                                      =======         =======          =======

     The Company's deferred tax assets (liabilities) were as follows (IN THOUSANDS):

                                                                    Nine Months
                                                     Year ended        ended
                                                    December 31,    December 31,
                                                        2002            2001
                                                    ------------    ------------

Net operating loss and tax credit carryforward        $ 3,468         $ 3,800
Valuation Allowance                                    (2,838)         (2,971)
Basis Difference in property, plant and
  equipment                                            (1,896)          (2004)
Basis Difference in inventory                          (1,046)           (859)
Derivative financial instrument                           532             261
Accrued compensation                                      485             301

Other                                                     (79)            (69)
                                                      -------         -------
Net deferred tax assets (liability)                   $(1,374)        $(1,541)
                                                      =======         =======
Classified as:
     Current deferred tax assets (liabilities)        $  (451)        $  (493)
                                                      =======         =======
     Long-term deferred tax liabilities               $  (923)        $(1,048)
                                                      -------         -------

     The Company and its subsidiaries file their federal tax returns on a consolidated basis. As of December 31, 2002, Sagelands Vineyard has a federal net operating loss carryforward of approximately $8.9 million that will expire through 2018. A valuation allowance has been established for a portion of the related deferred tax asset that management believes may not be realized due to annual limitations resulting from the ownership change in Sagelands Vineyard. In addition, the Company has a foreign tax credit carryforward of approximately $418,000 that will expire through 2007. A full valuation allowance has been established against this credit.


NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

     The consolidated statements of income include the following transactions with related parties (IN THOUSANDS):


                                                          Nine Months
                                           Year Ended        Ended        Year Ended
                                          December 31,    December 31,      31-Mar
                                          ------------    ------------    ----------
                                              2002            2001           2001
                                          ------------    ------------    ----------

Wine purchases from related parties         $ 1,048         $ 2,054        $ 1,781
Grape purchases from related parties          5,313           5,781          5,002
Lease expense for land and facilities
   to joint venture partner                      96              96             15
Interest expense to related parties             376              75              -



NOTE 14 - COMMITMENTS AND CONTINGENCIES

     As of December 31, 2002 future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under noncancelable operating leases with terms in excess of one year are as follows: (IN THOUSANDS)

                      2003                 $ 1,099
                      2004                   1,009
                      2005                     976
                      2006                   1,014
                      2007                     998
                   Thereafter                5,443
                                      -------------
                      Total           $     10,539
                                      =============

     Rent expense charged to operations was $969,000, $982,000 and $1,351,000 for the year ended December 31, 2002, nine months ended December 31, 2001 and for the fiscal year ended March 31, 2001, respectively.
     In 1991, the Company and Paragon entered into an agreement ("old agreement") to provide the Company with the option to convert EVV into a "permanent partnership" of unlimited duration. Under the old agreement, the Company had made payments totaling $1,070,000 to Paragon to have the right to extend the life of the joint venture. Under a new agreement, entered into on December 27, 1996 ("new agreement"), the Company agreed to further payments totaling $4,540,000, which provided for the Company's continued 50% ownership throughout the remaining life of the joint venture. The payments made to extend the life of the joint venture and maintain continuing ownership of the joint venture are included in goodwill and were being amortized over 40 years through December 31, 2001. Per FASB pronouncements No. 141 and 142, goodwill will no longer be amortized. Also, in December 2001, the Company purchased 50% of the brand name, Edna Valley, for $200,000, which is currently licensed to the joint venture by Paragon.
     The Company has contracted with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. The Company estimates that it has contracted to purchase approximately 9,000 to 13,000 tons of grapes per year over the next ten years. While most of these contracts stipulate that prices will be determined by current market conditions at the time of purchase, several long-term contracts provide for minimum grape or bulk wine prices. Purchases under these contracts were $18,883,000 and $19,570,000 for the year ended December 31, 2002 and the nine-months ended December 31, 2001.


NOTE 15 - DERIVATIVE INSTRUMENTS

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as assets or liabilities, measured at fair value. For each period, changes in fair value are reported in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 also requires the Company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Upon adoption of SFAS No. 133, the Company recorded a derivative liability of $318,000 and, as other comprehensive income, $189,000 ($318,000 pre-tax) representing the cumulative effect of this change in accounting principle as the Company has designated the contract as a highly effective cash flow hedge. The fair value of this derivative (an interest rate swap) as of December 31, 2002 was $1,355,000. The net change in the swap's carrying value from December 31, 2001 to December 31, 2002 of $408,000 (net of tax of $284,000) is reflected as a reduction to other comprehensive loss in shareholders' equity. The estimated loss expected to be reclassified into earnings for the year ending December 31, 2003 is $337,000.

NOTE 16 - OBLIGATIONS UNDER CAPITAL LEASE

     The Company leases barrels under long-term leases and has the option to purchase the barrels for a nominal cost at the termination of the lease. Property, plant and equipment include $945,500 of assets held under capital leases, which is net of accumulated amortization of $2,207,000. Future minimum lease payments for assets under capital leases at December 31, 2002 are as follows: (IN THOUSANDS)

2003                                                      $   891
2004                                                          891
2005                                                          467
                                                          -------
Total minimum lease payments                              $ 2,249
Less amount representing interest                            (204)
                                                          -------
Present value of net minimum lease payments                 2,045
Less current portion                                         (716)
                                                          -------
Obligations under capital lease, less current portion     $ 1,329
                                                          ========


NOTE 17 - QUARTERLY DATA (UNAUDITED)

     The Company's quarterly operating results for the twelve-month period ended December 31, 2002, the nine-month transition period ended December 31, 2001 and the fiscal year ended March 31, 2001 are summarized below (IN THOUSANDS, EXCEPT PER SHARE DATA):

                           Gross                                    EPS
   Quarter ended           revenues   Gross profit   Net income   (diluted)
------------------         --------   ------------   ----------   ---------

December 31, 2002          $ 20,801     $ 5,664        $ 694       $ 0.06
September 30, 2002           19,012       6,633          664         0.05
June 30, 2002                13,227       4,480          460         0.04
March 31, 2002               15,961       5,351          478         0.04

December 31, 2001            16,209       5,794          654         0.06
September 30, 2001           12,817       4,926          525         0.05
June 30, 2001                13,327       4,870          414         0.04

March 31, 2001               14,656       4,938          473         0.05
December 31, 2000            18,828       6,453          789         0.08
September 30, 2000           14,211       4,315          240         0.02
June 30, 2000                14,518       5,412          548         0.05

     EPS calculations for each of the quarters are based on the weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not be necessarily equal to the full year EPS amount. EPS for the quarter ended December 31, 2001 was calculated using net income available to common stockholders.


NOTE 18 - RECLASSIFICATIONS

     In July 2002, the Company shifted a major distribution channel from a broker to a distributor. Commissions and shipping costs incurred for sales to the broker were recorded as selling, general and administrative expenses. Case prices charged to the distributor have been reduced by an amount equal to these commission and shipping costs. This caused a reduction of $1,266,000 in gross revenues for the year ended December 31, 2002, when compared to previous periods. For comparability purposes, the Company reclassified $2,130,000 of commissions and shipping costs from selling, general and administrative expenses to net revenues for the nine months ended December 31, 2001.
     In addition, certain other prior period amounts have been reclassified in order to conform to the current period presentation.

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
The Chalone Wine Group, Ltd.


     We have audited the accompanying consolidated balance sheets of The Chalone Wine Group, Ltd., as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2002 and the nine months ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Chalone Wine Group, Ltd., as of December 31, 2002 and 2001, and the results of its operations and cash flows for the year ended December 31, 2002 and the nine months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".



/s/  MOSS ADAMS LLP

Santa Rosa, California
February 21, 2003

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Chalone Wine Group, Ltd.


     We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows for the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of The Chalone
Wine Group, Ltd. and subsidiaries for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP


San Francisco, California

May 11, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

     Within the 90-day period prior to the date of the report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Company, which is required to disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934. There have been no significant changes in our internal or other factors that could adversely affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      A(1). FINANCIAL STATEMENTS.

      The following financial statements of the Company are included in PART II,
ITEM 8:

                                                                           PAGE

CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated Balance Sheets.........................................    20
      Consolidated Statements of Income...................................    21
      Consolidated Statements of Shareholders' Equity.....................    22
      Consolidated Statements of Cash Flows...............................    23
      Notes to Consolidated Financial Statements..........................    24

INDEPENDENT AUDITORS REPORTS............................................. 37, 38

      A(2). FINANCIAL STATEMENT SCHEDULES.

      Schedules are omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-K, or because the information required to be set forth herein is included in the consolidated financial statements or in notes thereto.

      B. REPORTS ON FORM 8-K.

      The Company filed no reports on Form 8-K during the last quarter of the period covered by this Report:


      C. EXHIBITS.

     A copy of any exhibits (at a reasonable cost) or the Exhibit Index will be furnished to any shareholder of the Company upon receipt of a written request therefor. Such request should be sent to The Chalone Wine Group, Ltd., 621 Airpark Road, Napa, California 94558, Attention: Investor Relations.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION

 3.1        Restated Articles of Incorporation, as amended through
            June 3, 1985.                                                  ((3))

 3.2        Amendment to Restated Articles, filed June 6, 1988.            (ii)

 3.3        Amendment to Restated Articles, filed May 17, 1991.            (iii)

 3.4        Amendment to Restated Articles, filed July 14, 1993.           (iv)

 3.5        Bylaws, as amended through December 1992.                      (i)

 3.6        1993 Bylaw amendments.                                         (iv)

 3.7        Amendment to Restated Articles, filed June 24 ,2002

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

 4.3        Form of 5% Convertible Subordinated Debenture Due
            1999 (third-party debentures), issued April 19 and 28, 1989.   (v)

 4.4        5% Convertible Subordinated Debenture Due 1999 (1991
            Debenture), issued to DBR, dated September 30, 1991.           (vi)

 4.5        Addendum to Shareholders' Agreement, between the Company
            and DBR, dated September 30, 1991.                             (vi)

 4.6        Common Stock Purchase Agreement, between the Company and
            certain designated investors, dated March 29, 1993.            (vii)

----------
(i) Incorporated by reference to Exhibit No. 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, dated March 25, 1992.

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

 4.8        Voting Agreement, between Richard H. Graff, William L.
            Hamilton, John A. McQuown, W. Philip Woodward, DBR,
            Richard C. Hojel, and Summus Financial, Inc., dated March
            29, 1993.                                                      ((3))

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

 4.11       Voting Agreement, between W. Philip Woodward, DBR,
            and Summus Financial, Inc., dated October 25, 1995.            (iii)

 4.12       Voting Agreement, dated August 31, 2001, between DBR and SFI   (vi)
            Intermediate, Ltd.

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


----------
(i) Incorporated by reference to Exhibit Nos. 1 and 6, respectively, to the Exhibit herein referenced as Exhibit 4.8.

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

10.7        Tenancy in Common Agreement, between the Company
            and Henry P. and Marina C. Wright, dated July 15, 1988.        ((3))

10.8        Vineyard Lease, between the Company and Henry P. and
            Marina C. Wright, dated July 15, 1988.                         ((3))

10.9        1988 Qualified Profit-Sharing Plan, approved May 21, 1988.     (ii)

10.11       Amendment No. 2 to Qualified Profit Sharing Plan,
            incorporated as Exhibit 10.9, dated February 7, 1990.          (iii)

10.12       Profit Sharing Trust Agreement                                 ((3))

10.13       Easement Agreement between the Company and Stonewall
            Canyon Ranches, dated August 19, 1988.                         ((3))

10.14       1987 Stock Option Plan, as amended effective May 16, 1991.     (iv)

10.15       1988 Non-Discretionary Stock Option Plan, as amended
            effective May 16, 1991.                                        (iv)

10.16       Employee Stock Purchase Plan, as amended effective May 16,
            1991.                                                          (iv)

10.17       Amendment/Extension of Employee Stock Purchase Plan,
            effective July 13, 1993.                                       (v)

10.18       Agreement of Joint Venture, between the Company and Canoe
            Ridge Vineyard, Incorporated [CRVI], dated December 31, 1990.  (vi)

----------
(i) Incorporated by reference to Exhibit Nos. 10.22, 10.20 and 10.21, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION

10.19       Credit Agreement between the Company and Wells Fargo Bank,
            dated July 20, 1992.                                             (i)

10.20       Industrial Real Estate Lease, dated February 19, 1993.         ((3))

10.21       First Amendment to Credit Agreement between the Company
            and Wells Fargo Bank incorporated as Exhibit 10.19, dated
            March 18, 1993.                                                ((3))

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

----------
(i) Incorporated by reference to Exhibit Nos. 10.24 through 10.27, respectively, to the Company's Annual Report On Form 10-K for the year ended December 31, 1992, dated March 29, 1993.

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

(v) Incorporated by reference to Exhibit No. 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION

10.30       Credit Agreement between Edna Valley Vineyard and
            Wells Fargo Bank, dated July 31, 1995.                         (i)

10.31       Purchase Agreement between the Company,
            Richard H.  Graff,  Trustee,  Graff 1993 Trust  dated
            June  10,  1993,  a trust  and  Richard  H.  Graff an
            individual, dated July 1, 1996.                                ((3))

10.32       Promissory Note between the Company and Richard H. Graff,
            dated July 1, 1996.                                            ((3))

10.33       Secured Purchase Money Promissory Note between the Company and Richard H. Graff, Trustee, Graff 1993 Trust, dated
            July 1, 1996.                                                  ((3))

10.34       Residential Lease between the Company and Richard H. Graff,
            dated July 1, 1996.                                            ((3))

10.35       Consulting and Non-Competition Agreement between the Company
            and Richard H. Graff, date July 1, 1996.                       ((3))

10.36       Credit Agreement between the Canoe Ridge Vineyard, LLC,
            and Wells Fargo Bank, dated August 15, 1996.                   ((3))

10.37       Credit Agreement between the Company and Wells Fargo Bank,
            dated September 25, 1996.                                      ((3))

10.38       Amendment to Joint Venture Agreement of Edna
            Valley Vineyard between Paragon Vineyard Co., Inc.,
            and the Company, dated December 23, 1996.                      ((3))

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

10.40       Credit Agreement between Edna Valley Vineyard and
            Wells Fargo Bank, dated July 30, 1997.                         (ii)

10.41       Credit Agreement between Canoe Ridge Vineyard, LLC,
            and Wells Fargo Bank, dated July 30, 1997.                     (ii)

10.42       First Amendment to Credit Agreement between the Company
            and Wells Fargo Bank incorporated as Exhibit 10.39, dated
            January 5, 1998.                                               (ii)

10.43       Second Amendment to Credit Agreement between the Company
            and Wells Fargo Bank incorporated as Exhibit 10.39, dated
            June 9, 1998.                                                  (ii)

----------
(i) Incorporated by reference to Exhibit nos. 10.30 through 10.38, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION

10.44       First Amendment to Credit Agreement between Edna Valley
            Vineyard and Wells Fargo Bank incorporated as Exhibit 10.40,
            dated June 9, 1998.                                            (i)

10.45       First Amendment to Credit Agreement between Canoe Ridge
            Vineyard,  LLC and Wells Fargo Bank  incorporated  as
            Exhibit 10.41, dated June 9, 1998.                             ((3))

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

10.54 Credit Agreement between Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch and the Company, dated April 19, 2002.

----------
(i) Incorporated by reference to Exhibit Nos. 10.39 through 10.45, respectively, to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

(iv) Incorporated by reference to Appendix I to the Company's Proxy Statement for a Special Meeting of Shareholders, Filed October 25, 1995.

(v) Incorporated by reference to Exhibit No. 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION

10.55 Amended and Restated Note Purchase Agreement between Agstar Financial Services, Farm Credit Services of America and the Company, dated April 19, 2002.

10.56 Second Amendment to Joint Venture Agreement of Edna Valley Vineyard between Paragon Vineyard Co., and the Company, dated June 2002.

10.57 Second Amended and Restated Grape Purchase Agreement between Paragon Vineyard Co., and Edna Valley Vineyard, dated June 2002.

10.58 First Amendment to Credit Agreement and Consent between Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch and the Company, dated August 2002

10.59       First  Amendment  and Consent to Amended and Restated
            Note  Purchase  Agreement  between  the  Company  and
            AgStar Financial Services and Farm Credit Services of
            America, dated August 23, 2002.

10.60       Convertible Note Purchase Agreement between the Company and SFI
            Intermediate   Limited  and  Les  Domaines  Baron  de
            Rothchild (Lafite), dated August 21, 2002.

10.61 Convertible Subordinated Promissory Note between the Company and Les Domaines Baron, de Rothchild (Lafite), dated August 21, 2002.

10.62       Subordination Agreement between Les Domaines Baron de
            Rothchild (Lafite) and each of the Senior Lenders, dated August 21, 2002.

10.63 Convertible Subordinated Promissory Note between the Company and SFI Intermediate Limited, dated August 2002.

10.64       Subordination   Agreement  between  SFI  Intermediate
            Limited and each of the Senior Lenders,  dated August
            21, 2002.

10.65 Registration Rights Agreement between the Company and SFI Intermediate Limited and Les Domaines Baron de Rothchild (Lafite), dated August 21, 2002.

23 Consent of Deloitte & Touche LLP to incorporation by reference, dated March 29, 2002.

23.1 Consent of Moss Adams LLP to incorporation by reference, dated March 27, 2002.

23.2 Consent of Deloitte & Touche LLP to incorporation by reference, dated March 31, 2003.

23.3 Consent of Moss Adams LLP to incorporation by reference, dated March 27, 2003.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      THE CHALONE WINE GROUP, LTD.


      By /s/ THOMAS B. SELFRIDGE
         -----------------------------------------------------
         Thomas B. Selfridge
         Chief Executive Officer
         (Principal Executive Officer)



      By /s/ SHAWN M. CONROY BLOM
         -----------------------------------------------------
         Shawn Conroy Blom
         Vice President of Finance and Chief Financial Officer



      Dated:  March 31, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ THOMAS B. SELFRIDGE                   Director         March 31, 2003
-------------------------------------
Thomas B. Selfridge



/s/ CHRISTOPHE SALIN                      Chairman         March 31, 2003
-------------------------------------
Christophe Salin



/s/ W. PHILIP WOODWARD                    Director         March 31, 2003
-------------------------------------
W. Philip Woodward



/s/  CRISTINA G. BANKS                    Director         March 31, 2003
-------------------------------------
Cristina G. Banks



/s/ GEORGE E. MYERS                       Director         March 31, 2003
-------------------------------------
George E. Myers



/s/ JAMES H. NIVEN                        Director         March 31, 2003
-------------------------------------
James H. Niven



/s/ ERIC DE ROTHSCHILD                    Director         March 31, 2003
-------------------------------------
Eric de Rothschild



/s/ MARK HOJEL                            Director         March 31, 2003
-------------------------------------
Mark Hojel

/s/ YVES-ANDRE ISTEL                      Director         March 31, 2003
-------------------------------------
Yves-Andre Istel



/s/ PHILLIP M. PLANT                      Director         March 31, 2003
-------------------------------------
Phillip M. Plant



/s/  C. RICHARD KRAMLICH                  Director         March 31, 2003
-------------------------------------
C. Richard Kramlich

                          THE CHALONE WINE GROUP, LTD.
                     DIRECTORS, OFFICERS & WINERY LOCATIONS

BOARD OF DIRECTORS

Christophe Salin, CHAIRMAN
Thomas B. Selfridge, PRESIDENT & CHIEF EXECUTIVE OFFICER
W. Philip Woodward
Cristina G. Banks
Mark A. Hojel
Yves-Andre Istel
C. Richard Kramlich
George E. Myers
James H. Niven
Phillip M. Plant
Eric de Rothschild

OFFICERS
Christophe Salin, CHAIRMAN
Thomas B. Selfridge, PRESIDENT & CHIEF EXECUTIVE OFFICER
Shawn M. Conroy Blom, VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER Robert B. Farver, VICE PRESIDENT OF SALES AND DISTRIBUTION
Alan S. Drage-Lussier, VICE PRESIDENT OF HUMAN RESOURCES


ACACIA VINEYARD
2750 Las Amigas Road, Napa, California 94559
707.226.9991
www.acaciavineyard.com

CANOE RIDGE VINEYARD
1102 W. Cherry Street, Walla Walla, Washington 99362
509.527.0885
www.canoeridgevineyard.com

MOON MOUNTAIN VINEYARD
1700 Moon Mountain Drive, Sonoma, California 95476
707.996.5870

CHALONE VINEYARD
Stonewall Canyon Road & Highway 146, Soledad, California 93960
831.678.1717
www.chalonevineyard.com

ECHELON VINEYARDS
2425 Mission Street, San Miguel, California 93401
707.254.4200
www.echelonvineyards.com

EDNA VALLEY VINEYARD
2585 Biddle Ranch Road, San Luis Obispo, California 93401
805.544.5855www.endavalley.com

JADE MOUNTAIN
621 Airpark RoadCalifornia 94558
707.254-4200
www.jademountainvineyard.com

SAGELANDS WINERY
71 Gangl Road, Wapato, Washington 98951
509.877.2112
www.sagelandsvineyard.com

PROVENANCE VINEYARDS
1695 St. Helena Highway, Rutherford, California 94573
707.968-3633
www.provenancevineyards.com

Hewitt Vineyard
1695 St. Helena Highway, Rutherford, California 94573
707-968-3633

CORPORATE OFFICE
621 Airpark Road, Napa, California 94558-6272
707.254.4200
WWW.CHALONEWINEGROUP.COM

CHALONE WINE FOUNDATION
1000 Main Street, Suite 210
Napa, CA 94559
707.254.1160

COMMON STOCK
Chalone Wine Group, Ltd.
Common stock is currently traded over-the-counter in the NASDAQ National Market System, under the symbol "CHLN."

STOCK TRANSFER AGENT
EquiServe
P.O. Box 8040
Boston, MA 02266-8040
Investor Relations Number 781.575.3120
Internet Address:  HTTP://WWW.EQUISERVE.COM

INDEPENDENT AUDITORS
Moss Adams LLP
Santa Rosa, California

LEGAL COUNSEL
Farella Braun + Martel, LLP
San Francisco, California

ANNUAL MEETING
The Annual Meeting of Shareholders will be held on Thursday, May 29, 2003, at 2:00pm at Chalone Wine Group's corporate office, 621 Airpark Road, Napa, California.

ANNUAL REPORT (FORM 10-K)
A copy of the Company's Annual Report, Form 10-K for the year ended December 31, 2002 is filed with the Securities & Exchange Commission and is available to shareholders by written request to:

                  Chalone Wine Group
                  Attn:  Investor Relations
                  621 Airpark Road
                  Napa, California 94558-6272

                            CHALONE WINE GROUP, LTD.




I, SHAWN M. CONROY BLOM, certify that:

1.   I have reviewed this annual report on Form 10-K of The Chalone Wine Group;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




DATED:  MARCH 31, 2003               THE CHALONE WINE GROUP, LTD.
-----------------------              ----------------------------
                                             (Registrant)


                                       /s/ SHAWN M. CONROY BLOM
                                     ------------------------------------------
                                     Shawn M. Conroy Blom
                                     Vice President and Chief Financial Officer

                            CHALONE WINE GROUP, LTD.




I, THOMAS B. SELFRIDGE, certify that:

1.   I have reviewed this annual report on Form 10-K of The Chalone Wine Group;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




DATED:  MARCH 31, 2003                THE CHALONE WINE GROUP, LTD.
----------------------                ---------------------------
                                               (Registrant)



                                         /s/ THOMAS B. SELFRIDGE
                                      -------------------------------------
                                      Thomas B. Selfridge
                                      President and Chief Executive Officer