Form 10-Q
period 2003-03-31
CHALONE WINE GROUP LTD
filed 2003-05-12
CIK 742685

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

    [  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACTS OF 1934

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

Registrant's Telephone Number, Including Area Code: 707-254-4200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes      X         No
                                              ___________       ___________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                          Yes                No    X
                                              ___________       ___________

The number of shares outstanding of Registrant's Common Stock on May 12, 2003 was 12,075,503.

________________________________________________________________________________

                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE

         Consolidated Balance Sheets as of March 31, 2003,
         and December 31, 2002.                                               3

         Consolidated Statements of Income for the
         three-month  periods ended March 31, 2003 and 2002.                  4

         Consolidated Statements of Cash Flows for the
         three-month  periods ended March 31, 2003 and 2002.                  5

         Notes to Consolidated Financial Statements.                          6

ITEM 2. MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   9

ITEM 3. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
        MARKET RISK                                                           12

ITEM 4. CONTROLS AND PROCEDURES                                               16




                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


                          THE CHALONE WINE GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS
                  (All amounts in thousands, except share data)

                                     ASSETS
                                                                    March 31,         December 31,
                                                                      2003                2002
                                                                   _____________      ______________
                                                                    (UNAUDITED)
Current assets:
  Accounts receivable, net                                         $      11,843      $       15,770
  Note receivable                                                            210                 190
  Income tax receivable                                                      223                 223
  Inventory                                                               77,244              81,272
  Prepaid expenses and other current assets                                1,034               1,000
                                                                   _____________      ______________
    Total current assets                                                  90,554              98,455
Investment in Chateau Duhart-Milon                                        10,371              10,067
Non-current note receivable                                                  375                 447
Property, plant and equipment, net                                        77,471              77,953
Goodwill                                                                   8,582               8,582
Trademarks                                                                 2,872               2,875
Other assets                                                               1,686               1,815
                                                                   _____________      ______________
    Total assets                                                   $     191,911      $      200,194
                                                                   =============      ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations                      $       2,862      $        2,295
  Current portion of obligations under capital lease                         716                 716
  Revolving bank loan                                                     21,097              18,523
  Accounts payable and accrued liabilities                                 8,445              18,935
                                                                   _____________      ______________
    Total current liabilities                                             33,120              40,469
Long-term obligations, less current maturities                            46,171              46,753
Long-term obligations, convertible subordinated debt                      11,000              11,000
Obligations under capital lease, less current maturities                   1,134               1,329
Liability on interest rate swap contract                                   1,307               1,355
Deferred income taxes                                                        977                 923
                                                                   _____________      ______________
    Total liabilities                                                     93,709             101,829

Minority interest                                                          2,961               3,572

Shareholders' equity:
  Common stock - authorized 15,000,000 shares no
    par value; issued and outstanding: 12,075,503
    and 12,075,101 shares                                                 76,476              76,474
  Retained earnings                                                       21,854              21,790
  Accumulated other comprehensive loss                                    (3,089)             (3,471)
                                                                   _____________      ______________

    Total shareholders' equity                                            95,241              94,793
                                                                   _____________      ______________

    Total liabilities and shareholders' equity                     $     191,911      $      200,194
                                                                   =============      ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          THE CHALONE WINE GROUP, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME
               (All amounts in thousands, except per share data)

                                                                    Three months ended
                                                              March 31,           March 31,
                                                             ______________________________
                                                                2003                2002
                                                             __________          __________
                                                             (UNAUDITED)         (UNAUDITED)
Gross revenues                                               $   13,925          $   15,960
  Excise taxes                                                     (417)               (460)
                                                             __________          __________
Net revenues                                                     13,508              15,500
Cost of wines sold                                               (8,913)            (10,150)
                                                             __________          __________
  Gross profit                                                    4,595               5,350
Other operating expense, net                                         (5)               (407)
Selling, general and administrative expenses                     (3,120)             (3,178)
                                                             __________          __________
  Operating income                                                1,470               1,765
Interest expense, net                                            (1,375)               (908)
Other income                                                         53                  20
Equity in net income of Chateau Duhart-Milon                          -                 148
Minority interests                                                  (39)               (206)
                                                             __________          __________
  Income before income taxes                                        109                 819
Income taxes                                                        (45)               (341)
                                                             __________          __________
  Net income                                                 $       64          $      478
                                                             ==========          ==========

Earnings per share - basic and diluted                       $     0.01          $     0.04

Weighted average number of shares outstanding:
  Basic                                                          12,075              12,068
  Diluted                                                        12,079              12,111



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          THE CHALONE WINE GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                           (All amounts in thousands)
                                                                         Three months ended
                                                                      March 31,        March 31,
                                                                    ____________________________
                                                                        2003             2002
                                                                    ____________    ____________
Cash flows from operating activities:                                (UNAUDITED)     (UNAUDITED)
  Net income                                                        $        64     $        478
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                       1,492            1,507
      Equity in net income of Chateau Duhart-Milon                            -             (148)
      Increase in minority interests                                         39              205
      Deferred income taxes                                                  54               15
      Other                                                                   -                1
    Changes in:
      Accounts and other receivables                                      3,927             (510)
      Inventories                                                         4,028            5,558
      Prepaid expenses and other assets                                      95             (427)
      Accounts payable and accrued liabilities                          (10,490)         (15,569)
                                                                    ____________    ____________
    Net cash used in operating activities                                 (791)          (8,890)
                                                                    ____________    ____________
Cash flows from investing activities:
  Capital expenditures                                                     (977)          (1,296)
  Proceeds from disposal of property and equipment                            -                7
  Net changes of notes receivable                                            52               49
                                                                    ____________    ____________
    Net cash used in investing activities                                  (925)          (1,240)
                                                                    ____________    ____________
Cash flows from financing activities:
  Borrowings on revolving bank loan-net                                   2,574           10,356
  Distributions to minority partner                                        (650)               -
  Net change in capital lease obligation                                   (195)            (184)
  Repayment of long-term debt                                               (15)             (19)
  Proceeds (re-purchase of) from issuance of common stock                     2              (23)
                                                                    ____________    ____________
    Net cash provided by financing activities                             1,716           10,130
                                                                    ____________    ____________
Net increase (decrease) in cash and equivalents                               -                -
Cash and equivalents at beginning of period                                   -                -
                                                                    ____________    ____________
Cash and equivalents at end of period                               $         -     $          -
                                                                    ============    ============
Other cash flow information:
  Interest paid                                                     $     1,311     $      1,177
  Income taxes paid                                                          62              832
Non-cash investing & financing activities:
  Unrealized foreign currency gain (loss)                           $       304     $       (142)
  Interest swap fluctuation, net                                             48              192


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          THE CHALONE WINE GROUP, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

      The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002.

      The consolidated balance sheet at December 31, 2002, presented herein, has been derived from the audited consolidated financial statements of the Company for the year then ended, included in the Company's annual report on Form 10-K.


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

EARNINGS PER SHARE

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted EPS for the Company reflects the inclusion of dilutive stock options, the effect of which is calculated using the treasury stock method.


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

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the quarter ended March 31, 2003, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

                          THE CHALONE WINE GROUP, LTD.


      The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts of assets acquired or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant for the three months ended March 31, 2003 and 2002.


NOTE 2 - COMPREHENSIVE INCOME

      Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon and gains or losses relating to derivative instruments. The following is a reconciliation of net income and comprehensive income (IN THOUSANDS):


                                                                  Three months ended
                                                                       March 31,
                                                             ___________________________
                                                                 2003            2002
                                                             ____________  _____________
                                                              (Unaudited)    (Unaudited)
 Net income                                                  $        64   $        478
 Changes in fair value of derivatives; net of tax effect              28            113
 Reclassification adjustment; net of tax effect                       50             20
 Foreign currency translation gain (loss)                            304           (142)
                                                             ____________  _____________
 Comprehensive income                                        $       446   $        469
                                                             ============  =============


NOTE 3 - INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (IN THOUSANDS):

                                          March 31,      December 31,
                                       _________________________________
                                            2003             2002
                                       ________________ ________________
                                         (Unaudited)
 Bulk wine                             $        45,361  $        48,312
 Bottled wine                                   31,084           32,171
 Wine packaging supplies                           384              415
 Other                                             415              374
                                       ________________ ________________
 Total                                 $        77,244  $        81,272
                                       ================ ================



NOTE 4 - RECLASSIFICATION

      In July 2002, the Company shifted a major distribution channel from a broker to a distributor. Commissions and shipping costs incurred for sales to the broker were recorded as selling, general and administrative expenses. Case prices charged to the distributor have been reduced by an amount equal to these commission and shipping costs. This caused a reduction in gross revenues for the three months ended March 31, 2003, when compared to previous periods. For comparability purposes, for the three months ended March 31, 2002 the Company reclassified $698,000 of commissions and shipping costs from selling, general and administrative expenses to gross revenues.

                          THE CHALONE WINE GROUP, LTD.



NOTE 5 - SUBSEQUENT EVENTS

      In April 2003, the Company purchased approximately 52 acres of vineyard land in the Carneros District in Napa, California for $1.1 million. The property was previously maintained and operated by the Company under an operating lease for the purpose of producing grapes used in the Acacia brand products.

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

      These accounting policies are applied consistently for all periods presented. Our operating results would be affected if other alternatives were used.


FORWARD LOOKING STATEMENTS

      From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company; and (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

      The wines are primarily sold under the labels "Provenance Vineyards(TM)," "Chalone Vineyards(R)," "Moon Mountain Vinyards(R)," "Dynamite Vinyards(R)," "Edna Valley Vineyard(R)," "Acacia(TM)," "Canoe Ridge(R) Vineyard," "Jade Mountain(R)," "Sagelands Vineyard(R)," and "Echelon(TM)."

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



RESULTS OF OPERATIONS - FIRST QUARTER OF 2003 COMPARED TO FIRST QUARTER 2002

The following table represents financial data as a percentage of net revenues for the indicated periods:


                                                             Three months ended                Percent change
                                                        March 31,            March 31,        Increase/(decrease)
                                                       ___________________________________________________________
                                                          2003                2002               2003 vs 2002
                                                       _____________        ___________       ____________________
Net revenues                                                100.0%              100.0%                       0.0%
Cost of wines sold                                          (66.0)%             (65.5)%                      0.8%
                                                       ____________         ___________
    Gross profit                                             34.0%               34.5%                      (1.4)%
Other operating expense, net                                  0.0%               (2.6)%                   (100.0)%
Selling, general and administrative expenses                (23.1)%             (20.5)%                     12.7%
                                                       ____________         ___________
    Operating income                                         10.9%               11.4%                      (4.4)%
Interest expense, net                                       (10.2)%              (5.9)%                     72.9%
Other income                                                  0.4%                0.1%                     300.0%
Equity in net income of Chateau Duhart-Milon                  0.0%                1.0%                    (100.0)%
Minority interests                                           (0.3)%              (1.3)%                    (76.9)%
                                                       ____________         ___________
    Income before income taxes                                0.8%                5.3%                     (84.9)%
Income taxes                                                 (0.3)%              (2.2)%                    (86.4)%
                                                       ____________         ___________
    Net income                                                0.5%                3.1%                     (83.9)%
                                                       ============         ===========


NET REVENUES

      Net revenues for the three months ended March 31, 2003, decreased $1,992,000 or 13%, reflecting a 9% decrease in case sales when compared to the same period in the prior year and higher than normal sales discounts granted to stay consistent with industry sales and marketing trends.

                          THE CHALONE WINE GROUP, LTD.


GROSS PROFIT

      Gross profit margin for the three months ended March 31, 2003, decreased by $755,000 or 14% when compared to the same period in the prior year. As discussed above, the decrease was due to slowed case sales and continued pressure to provide competitive case sales discounts within the marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the three months ended March 31, 2003, decreased approximately $58,000 or 2% over the comparable period in the prior year. This change resulted from the Company's continuing strict operating expense control in response to the economically challenging marketplace.

OPERATING INCOME

      Operating income for the three months ended March 31, 2003, decreased $295,000 or 17% from $1,765,000 for the three months ended March 31, 2002. The decrease occurred due to the factors discussed above.

INTEREST EXPENSE

      Interest expense for the three months ended March 31, 2003, increased $467,000 or 51% over the comparable period in the prior year. The increase occurred as a result of several factors, primarily the accrued interest recorded for the three months ended March 31,2003, on the $11,000,000 convertible subordinated promissory notes, incurred in August 2002. In addition, higher interest rates charged for the Senior Secured Notes and debt renewal costs approximate the balance of the increase over the prior comparable period.

EQUITY IN NET INCOME OF DUHART-MILON

      The Company's 23.5% equity interest in the net income of Duhart-Milon ("DBR") for the three months ended March 31, 2003, decreased $148,000 over the same period in 2002. The decrease was a function of timing based on the release and shipment of wines.

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

MINORITY INTEREST

      The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV for the three months ended March 31, 2003, was approximately $39,000. The decrease in minority interest was approximately $167,000 when compared to the same period last year. The decrease was due to the reduced net income of EVV as compared to the same period in the prior year. Principally, competitive case sales discounts contributed to the reduction in EVV's net income.

NET INCOME AND EARNINGS PER SHARE

      As a result of the factors discussed above, reported net income amounted to $64,000, or $.01 per diluted share, compared to $478,000, or $.04 per diluted share a year ago.

                          THE CHALONE WINE GROUP, LTD.



LIQUIDITY AND CAPITAL RESOURCES

      Net working capital remained essentially unchanged for the three months ended March 31, 2003. The Company has historically financed its growth through increases in borrowings and cash flow from operations. Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales.

      The Company expects to finance these future capital needs through operations, securities offerings and additional borrowings. There can be no assurance that the Company will be able to obtain this financing on terms acceptable to the Company.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      Large portions of our expenses are fixed and difficult to reduce in a short period of time. In quarters when revenues do not meet our expectations, our level of fixed expenses tends to exacerbate the adverse effect on net income. In quarters when our operating results are below the expectations of public market analysts or investors, the price of our common stock may be adversely affected.


      REDUCED CONSUMER SPENDING COULD LESSEN DEMAND FOR OUR WINES AND HARM OUR BUSINESS

      Consumer spending trends and changes in consumer tastes has a substantial impact on the wine industry and our business. To the extent that wine purchases are negatively impacted by economic and other factors, or wine consumers reduce consumption of wine in favor of other beverages, demand for our wines could decrease.

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

                          THE CHALONE WINE GROUP, LTD.


working capital requirements over the next several years, which must be financed by cash from operations and, by additional borrowings or additional equity.

      OUR  ACQUISITIONS AND POTENTIAL  FUTURE  ACQUISITIONS  INVOLVE A NUMBER OF
      RISKS

      Our acquisition of Provenance Vineyards, Hewitt Ranch, Suscol Ranch, Staton Hills Winery (renamed Sagelands Vineyard), the Jade Mountain brand, enlarging Canoe Ridge Vineyard and buying out our partners, and expansion to the recently acquired winery for the Provenance Vineyards (and potential future acquisitions) involve risks associated with assimilating these operations into our Company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations integrating the technology and infrastructures of disparate entities; risks inherent in the production and marketing wine and replanting of existing vineyards from white wine grapes to red wine grapes.

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

      OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

      In the three months ended March 31, 2003, approximately 89% of our wine sales were concentrated in 19 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase which could harm our business.

      Approximately 90% of our consolidated net revenues in the three months ended March 31,2003 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Cabernet Sauvignon, Pinot Noir, and Merlot accounted for 41%, 18%, 16% and 16% of our net revenues, respectively. Changes in consumer preferences with respect to these varietal wines could adversely affect our business.

      COMPETITION MAY HARM OUR BUSINESS

      The premium table wine industry is intensely competitive and highly fragmented. Our wines compete in all of the premium wine market segments with many other premium domestic and, increasingly, with imported wines coming primarily from the Burgundy and Bordeaux regions of France and, to a lesser extent, Italy, Chile, Argentina, South Africa and Australia. Our wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios.

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

      AN OVERSUPPLY OF GRAPES MAY ALSO HARM OUR BUSINESS

      Current trends in the domestic and foreign wine industry point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the worldwide supply of premium wine grapes and the amount of wine which will be produced in the future. This expected increase in grape production has resulted in an excess of supply over demand and forces us to reduce, or not increase, our prices.

      WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

      We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our ten largest distributors combined represented approximately 35% and 64% of our net revenues for the three months ended March 31, 2003. Sales to our ten largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. Effective July 1, 2002, the Company switched from a single broker to a distributor in California. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

      In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 2% of total consolidated revenue for the three months ended March 31, 2003. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

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

      (b) Reports on Form 8-K.

          During the first quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

          March 10, 2003 (Item 5). The Company issued a press release announcing its 2002 financial results.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  MAY 12, 2003               THE CHALONE WINE GROUP, LTD.
____________________               ____________________________
                                           (Registrant)


                                      /s/ THOMAS B. SELFRIDGE
                                   __________________________________________
                                   Thomas B. Selfridge
                                   President and Chief Executive Officer




DATED:  MAY 12, 2003                 /s/ SHAWN M. CONROY BLOM
____________________               __________________________________________
                                   Shawn M. Conroy Blom
                                   Vice President and Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  MAY 12, 2003                 THE CHALONE WINE GROUP, LTD.
____________________                 ____________________________
                                            (Registrant)


                                       /s/ SHAWN M. CONROY BLOM
                                     __________________________________________
                                     Shawn M. Conroy Blom
                                     Vice President and Chief Financial Officer

                          THE CHALONE WINE GROUP, LTD.



I, THOMAS B. SELFRIDGE , certify that:
   ___________________

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED:  MAY 12, 2003               THE CHALONE WINE GROUP, LTD.
____________________               ____________________________
                                          (Registrant)


                                      /S/ THOMAS B. SELFRIDGE
                                   ___________________________________________
                                   Thomas B. Selfridge
                                   President and Chief Executive Officer