Form 10-Q
period 2003-06-30
CHALONE WINE GROUP LTD
filed 2003-08-13
CIK 742685

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

  Yes      X      No
         _______       _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

  Yes             No     X
         _______       _______

The number of shares outstanding of Registrant's Common Stock as of August 13, 2003 was 12,075,503.

________________________________________________________________________________

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.                                               PAGE

         Consolidated Balance Sheets as of June 30, 2003, and
         December 31, 2002.                                                    3

         Consolidated Statements of Income for the three-month and
         six-month periods ended June 30, 2003 and 2002.                       4

         Consolidated Statements of Cash Flows for the six-month
         periods ended June 30, 2003 and 2002.                                 5

         Notes to Consolidated Financial Statements.                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.                                            8

ITEM 3. DISCLOSURE ABOUT MARKET RISK.                                         12

ITEM 4. CONTROLS AND PROCEDURES.                                              15



                      PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                  16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                     16


                          THE CHALONE WINE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)

                                     ASSETS

                                                                     June 30,            December 31,
                                                                       2003                  2002
                                                                 _________________    ____________________
                                                                   (UNAUDITED)
Current assets:
  Accounts receivable, net                                                $13,560                 $15,770
  Note receivable                                                             213                     190
  Income tax receivable                                                       223                     223
  Inventory                                                                75,161                  81,272
  Prepaid expenses and other current assets                                   808                   1,000
                                                                 _________________    ____________________
    Total current assets                                                   89,965                  98,455
Investment in Chateau Duhart-Milon                                         10,516                  10,067
Non-current note receivable                                                   321                     447
Property, plant and equipment, net                                         78,718                  77,953
Goodwill                                                                    8,582                   8,582
Trademarks                                                                  2,870                   2,875
Other assets                                                                1,720                   1,815
                                                                 _________________    ____________________
    Total assets                                                         $192,692                $200,194
                                                                         ========                ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations                              $2,862                  $2,295
  Current portion of obligation under capital lease                           716                     716
  Revolving bank loan                                                      19,198                  18,523
  Accounts payable and accrued liabilities                                 11,073                  18,935
                                                                 _________________    ____________________
    Total current liabilities                                              33,849                  40,469
Long-term obligations, less current maturities                             45,455                  46,754
Long-term obligations, convertible subordinated debt                       11,000                  11,000
Obligation under capital lease, less current maturities                       936                   1,329
Liability on interest rate swap contract                                    1,319                   1,355
Deferred income taxes                                                         938                     923
                                                                 _________________    ____________________
    Total liabilities                                                      93,497                 101,829

Minority interest                                                           3,009                   3,572

Shareholders' equity:
  Common stock - authorized 15,000,000 shares no par
    value; issued and outstanding: 12,075,503 and
    17,075,101 shares                                                      76,476                  76,474
  Retained earnings                                                        22,294                  21,790
  Accumulated other comprehensive loss                                    (2,584)                 (3,471)
                                                                 _________________    ____________________
    Total shareholders' equity                                             96,186                  94,793
                                                                 _________________    ____________________
    Total liabilities and shareholders' equity                           $192,692                $200,194
                                                                         ========                ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          THE CHALONE WINE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF INCOME
               (All amounts in thousands, except per share data)

                                     Three months ended                    Six months ended
                                         June 30,           June 30,           June 30,           June 30,
                                     _____________________________________ ____________________________________
                                           2003               2002               2003               2002
                                     _________________  _________________  _________________  _________________
                                       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Gross revenues                         $       15,989      $      12,929      $      29,914      $      28,889
Excise taxes                                     (485)              (356)              (902)              (816)
                                     _________________  _________________  _________________  _________________
Net revenues                                   15,504             12,573             29,012             28,073
Cost of wines sold                            (10,478)            (8,391)           (19,391)           (18,541)
                                     _________________  _________________  _________________  _________________
    Gross profit                                5,026              4,182              9,621              9,532
Other operating income (expense), net              26                  5                 21               (402)
Selling, general and administrative
  expenses                                     (3,628)            (2,717)            (6,748)            (5,895)
                                     _________________  _________________  _________________  _________________
    Operating income                            1,424              1,470              2,894              3,235
Interest expense, net                          (1,129)              (782)            (2,504)            (1,690)
Other income (expense)                             45                (33)                98                (13)
Equity in net income of Chateau
  Duhart-Milon                                    453                586                453                734
Minority interests                                (48)              (413)               (87)              (619)
                                     _________________  _________________  _________________  _________________
    Income before income taxes                    745                828                854              1,647
Income taxes                                     (305)              (368)              (350)              (709)
                                     _________________  _________________  _________________  _________________
    Net income                         $          440      $         460      $         504      $         938
                                     =================  =================  =================  =================

Earnings per share - basic and diluted         $ 0.04             $ 0.04             $ 0.04             $ 0.08

Weighted average number of shares
  outstanding:
    Basic                                      12,075             12,069             12,075             12,069
    Diluted                                    12,079             12,309             12,079             12,115


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          THE CHALONE WINE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                                       Six months ended
                                                                      ____________________________________________________
                                                                             June 30,                    June 30,
                                                                               2003                        2002
                                                                      ________________________    ________________________
                                                                            (UNAUDITED)                 (UNAUDITED)
Cash flows from operating activities:
  Net income                                                                            $ 504                       $ 938
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                     2,925                       2,842
      Gain on disposal of property                                                       (14)                         (4)
      Equity in net income of Chateau Duhart-Milon                                      (453)                       (734)
      Increase in minority interests                                                       87                         619
    Changes in:
      Accounts and other receivables                                                    2,210                       (102)
      Inventories                                                                       6,111                       6,630
      Prepaid expenses and other assets                                                   287                       (258)
      Deferred income taxes                                                                 -                          23
      Accounts payable and accrued liabilities                                        (7,862)                    (16,298)
                                                                      ________________________    ________________________
    Net cash provided by (used in) operating activities                                 3,795                     (6,344)
                                                                      ________________________    ________________________
Cash flows from investing activities:
  Capital expenditures                                                                (3,685)                     (2,807)
  Proceeds from disposal of property and equipment                                         14                           7
  Net change of note receivable                                                           103                          97
  Distribution from Chateau Duhart-Milon                                                  870                         108
                                                                      ________________________    ________________________
    Net cash used in investing activities:                                            (2,698)                     (2,595)
                                                                      ________________________    ________________________
Cash flows from financing activities
  Borrowings on revolving bank loan, net                                                  675                       9,362
  Distributions to minority partner                                                     (650)                           -
  Net change in capital lease obligation                                                (393)                       (332)
  Repayment of long-term debt                                                           (731)                        (29)
  Proceeds (re-purchase of) from issuance of common stock                                   2                        (62)
                                                                      ________________________    ________________________
    Net cash (used in) provided by financing activities                               (1,097)                       8,939
                                                                      ________________________    ________________________
Net increase (decrease) in cash and equivalents                                             -                           -
Cash and equivalents at beginning of year                                                   -                           -
                                                                      ________________________    ________________________
Cash and equivalents at end of year                                                       $ -                         $ -
                                                                                          ===                         ===

Other cash flow information:
  Interest paid                                                                       $ 2,604                     $ 1,992
  Income taxes paid                                                                       219                         638
Non-cash investing and financing activities:
  Unrealized foreign currency gain                                                      $ 866                     $ 1,038
  Interest swap fluctuation, net                                                           36                         201


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full accounting year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002.

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

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the period ended June 30, 2003, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

     The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts of assets acquired or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant for the six months ended June 30, 2003 and 2002.

STOCK BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value based method in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and provides the pro forma disclosures required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No compensation expense has been recognized in the financial statements for employee stock arrangements.
     As of January 1, 2003 the Company adopted the disclosure requirements of SFAS 148, ACCOUNTING FOR STOCK BASED COMPENSATION, which amends Accounting Principals Board ("APB") No. 28 by adding to the list of disclosures to be made for interim reporting periods.
     SFAS 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 117 months following vesting; stock volatility of 32.7% to 33.5% for the six months ended June 30, 2003 and 32.1% to 32.6% for the six months end June 30, 2002, risk-free interest rates of 3.43% to 3.83% for the six months ended June 30, 2003 and 4.85% to 4.92% for the six months ended June 30, 2002, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts (IN THOUSANDS, EXCEPT PER SHARE DATA).



                                              Three months ended                        Six months ended
                                       ____________________________________    ___________________________________
Net income:                             June 30, 2003       June 30, 2002       June 30, 2003       June 30, 2002
                                       _________________   ________________    ________________    _______________
       As reported                     $            440    $           460     $           504     $          938
       Compensation Expense,
          net of tax                   $           (167)   $           (30)    $          (190)    $         (379)
                                       _________________   ________________    ________________    _______________
       Pro forma                       $            273    $           430     $           314     $          559
Earnings per share:
       Basic                           $           0.04    $          0.04     $          0.04     $         0.08
       Diluted                         $           0.04    $          0.04     $          0.04     $         0.08
       Pro forma basic                 $           0.02    $          0.04     $          0.03     $         0.05
       Pro forma diluted               $           0.02    $          0.03     $          0.03     $         0.05




NOTE 2 - COMPREHENSIVE INCOME

     Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon and gains or losses relating to derivative instruments. The following is a reconciliation of net income and comprehensive income (IN THOUSANDS):


                                                           Three months ended                Six months ended
                                                                June 30,                        June 30,
                                                        _______________________         _______________________
                                                          2003            2002            2003            2002
                                                        _______         _______         _______         _______

Net Income                                              $  440          $  460          $  504          $  938
Changes in fair value of derivatives; net of tax
  effect                                                  (206)           (232)           (178)           (119)
Foreign currency translation gain                          149              14             199              34
Comprehensive income                                       562           1,180             866           1,038
                                                        ______          ______          ______          ______
                                                        $  945          $1,422          $1,391          $1,891
                                                        ======          ======          ======          ======


NOTE 3 - INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (IN THOUSANDS):

                                           June 30,       December 31,
                                        ________________________________
                                             2003             2002
                                        _______________  _______________
                                         (Unaudited)
 Bulk wine                              $       29,972   $       48,312
 Bottled wine                                   44,398           32,171
 Wine packaging supplies                           415              415
 Other                                             376              374
                                        _______________  _______________
 Total                                  $       75,161   $       81,272
                                        ===============  ===============



NOTE 4 - RECLASSIFICATION

     In July 2002, the Company shifted a major distribution channel from a broker to a distributor. Commissions and shipping costs incurred for sales to the broker were recorded as selling, general and administrative expenses. Case prices charged to the distributor have been reduced by an amount equal to these commission and shipping costs. This caused a reduction in gross revenues for the three and six months ended June 30, 2003, when compared to previous periods. For comparability purposes, for the three and six months ended June 30, 2002 the Company reclassified $868 and $1,566 respectively, of commissions and shipping costs from selling, general and administrative expenses to gross revenues.



NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows: (IN THOUSANDS)

                Calendar year:
                (six months remaining)
                            2003                   $    550
                            2004                      1,009
                            2005                        976
                            2006                      1,014
                            2007                        998
                         Thereafter                   5,443
                                               _____________
                            Total                  $ 10,539
                                               =============

     The Company contracts with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. The Company estimates that it has contracted to purchase approximately 9,000 to 13,000 tons of grapes per year over the next ten years. While most of these contracts stipulate that prices will be determined by current market conditions at the time of purchase, several long-term contracts provide for minimum grape or bulk wine prices. There were no purchases under these contracts during the three and six months ended June 30, 2003. Purchases under these contracts were $18,883,000 for the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, depletion allowances, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

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

     The wines are primarily sold under the labels "Provenance Vineyards(TM)," "Chalone Vineyards(R)," "Moon Mountain Vineyards(R)," "Dynamite Vineyards(R)," "Edna Valley Vineyard(R)," "Acacia(TM)," "Canoe Ridge(R) Vineyard," "Jade Mountain(R)," "Sagelands Vineyard(R)," and "Echelon(TM)."

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



RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS OF 2003 COMPARED TO SECOND QUARTER AND SIX MONTHS OF 2002


                                   Three months ended     Percent     Six months ended      Percent
                                  June 30,  June 30,      Change     June 30,  June 30,     Change
                                  ___________________  ____________  __________________   ____________
                                   2003      2002      2003 vs 2002   2003      2002      2003 vs 2002
                                  _______   _______    ____________  ________   ________  ____________

Net revenues                      100.0%    100.0%          0.0%      100.0%     100.0%         0.0%
Cost of wines sold                (67.6)%   (66.7)%         1.3%      (66.8)%    (66.0)%        1.2%
                                  _______   _______                   _______   ________
    Gross profit                   32.4%     33.3%         (2.7)%      33.2%      34.0%        (2.4)%
Other operating expense, net        0.2%      0.0%        100.0%        0.1%      (1.4)%     (107.1)%
Selling, general and
  administrative expenses         (23.4)%   (21.6)%         8.3%      (23.3)%    (21.0)%       11.0%
                                  _______   _______                   _______   ________
    Operating income                9.2%     11.7%        (21.4)%      10.0%      11.5%       (13.0)%
Interest expense, net              (7.3)%    (6.2)%        17.7%       (8.6)%     (6.0)%       43.3%
Other income                        0.3%     (0.3)%      (200.0)%       0.3%       0.0%       100.0%
Equity in net income of Chateau
  Duhart-Milon                      2.9%     4.7%         (38.3)%       1.6%       2.6%       (38.5)%
Minority interests                 (0.3)%   (3.3)%        (90.9)%      (0.3)%     (2.2)%      (86.4)%
                                  _______   _______                   _______   ________
    Income before income taxes      4.8%     6.6%         (27.3)%       2.9%       5.9%       (50.8)%
Income taxes                       (2.0)%   (2.9)%        (31.0)%      (1.2)%     (2.5)%      (52.0)%
                                  _______   _______                   _______   ________
    Net income                      2.8%     3.7%         (24.3)%       1.7%       3.3%       (48.5)%
                                  _______   _______                   _______   ________



NET REVENUES

     Net revenues for the three months ended June 30, 2003 increased approximately 23.3%, or $2,931,000 over the corresponding period in the preceding year. This increase was due to a 35.8% increase in second quarter case sales over the same period in the preceding year offset by competitive promotional allowances within the marketplace.

     Net revenues for the six months ended June 30, 2003 increased approximately 3.3% or $939,000, over the corresponding period in the preceding year. The increase reflected a 10.5% increase in case sales that were partially offset by a change in product mix relative to the sales volume.



GROSS PROFIT

     Gross profit margin for the three and six months ended June 30, 2003 decreased 2.7% and 2.4%, respectively, as compared to the corresponding periods in the preceding year. The respective decreases were driven primarily by continued pressure to provide competitive promotional allowances within the marketplace and an overall change in the product mix of the current year's case sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three and six months ended June 30, 2003, increased approximately $911,000 or 33.5% and $853,000 or 14.4%, respectively, over the comparable periods in the prior year. This change was primarily a result of higher sales and marketing costs due to the Company's increased sales efforts in an ever more challenging marketplace.

OPERATING INCOME

     Operating income for the three and six months ended June 30, 2003, decreased $46,000 or 3.1% and $341,000 or 10.5%, respectively, over the same periods last year. The decrease reflects the higher discounts provided on wine sales, coupled with additional costs associated with the Company's increased sales and marketing efforts.

INTEREST EXPENSE

     Interest expense for the three and six months ended June 30, 2003 increased $347,000 or 44.4% and $814,000 or 48.2%, respectively, over the comparable periods in the prior year. The increase occurred as a result of several factors. The interest accrued on to the Company's $11,000,000 convertible subordinated promissory notes issued in August 2002 contributed to the greatest part of the increase. To a lesser extent, amortization of debt renewal and restructuring costs incurred at various times in the prior year were also a contributing factor.

EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the three months and six months ended June 30, 2003 decreased $133,000 or 22.7% and $281,000 or 38.3%, respectively, over the comparable periods in the prior year. The decrease was a function of timing based on the release and shipment of wines.

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

MINORITY INTEREST

     The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV for the three months and six months ended June 30, 2003 was $48,000 and $87,000 respectively. The decreases in minority interest were $365,000 and $532,000 for the three and six-month periods ended June 30, 2003, respectively, when compared to the same periods last year. The decrease was due to the reduced net income of EVV as compared to the same period in the prior year. Principally, competitive case sales discounts contributed to the reduction in EVV's net income.


NET INCOME AND EARNINGS PER SHARE

     As a result of the factors discussed above, reported net income for the six months ending June 30, 2003 amounted to $504,000 or $.04 per diluted share, compared to $938,000, or $.08 per diluted share a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital decreased $1,870,000 or 3.2% at June 30, 2003. A decrease is anticipated as additional long- term debt obligations become progressively current. The Company has historically financed its growth through increases in borrowings and cash flow from operations. Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales.

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


     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the six months ended June 30, 2003, approximately 89% of our wine sales were concentrated in 17 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase which could harm our business.

     Approximately 85% of our consolidated net revenues in the six months ended June 30, 2003 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Cabernet Sauvignon, Pinot Noir, and Merlot accounted for 43%, 16%, 13% and 13% of our net revenues, respectively. Changes in consumer preferences with respect to these varietal wines could adversely affect our business.

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

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our twenty largest distributors combined represented approximately 35% and 76%, respectively, of our net revenues during the six months ended June 30, 2003. Effective July 1, 2002, the Company switched from a single broker to a distributor in California. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

     NEW REGULATIONS OR INCREASED REGULATORY COSTS COULD HARM OUR BUSINESS

     The wine industry is subject to extensive regulation by the Alcohol and Tobacco Tax and Trade Bureau and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits. Future legal or regulatory challenges to the industry, either individually or in the aggregate, could harm our business.

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

     CONTAMINATION OF OUR WINES WOULD HARM OUR BUSINESS

     We are subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of our wines could result in the need for a product recall that could significantly damage our reputation for product quality, which we believe is one of our principal competitive advantages. We maintain insurance against these kinds of risks, and others, under various general liability and product liability insurance policies. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us.

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 2% of total consolidated revenue for the six months ended June 30, 2003. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

     INFRINGEMENT OF OUR TRADEMARKS MAY DAMAGE OUR BRAND NAMES OR OUR BUSINESS

     Our wines are branded consumer products, and we distinguish our wines from our competitors' by enforcement of our trademarks. There can be no assurance that competitors will refrain from infringing our marks or using trademarks, trade names or trade dress which dilute our intellectual property rights, and any such actions may require us to become involved in litigation to protect these rights. Litigation of this nature can be very expensive and tends to divert management's time and attention.


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

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's 2003 Annual Meeting of Shareholders was held at the Company's executive offices, 621 Airpark Road, Napa, California, on May 29, 2003. In attendance, in person or by proxy, were 11,178,938 shares of the Company's Common Stock, or approximately 92.6% of the total votes outstanding. The following actions were taken:

     ELECTION OF DIRECTORS. All eleven positions on the Company's Board of Directors were to be filled for new one-year terms, and all nominees were duly elected, each nominee receiving in excess of 96% of the total votes. The directors thus elected, with the precise votes for, against and abstaining, were:


            DIRECTOR                   FOR        AGAINST     ABSTAIN
            ________                   ___        _______     _______

John Diefenbach                    11,159,406      19,532        0
Marcel Gani                        11,158,711      20,227        0
Mark A. Hojel                      11,160,055      18,883        0
Yves-Andre Istel                   10,812,403     366,535        0
C. Richard Kramlich                11,160,604      18,334        0
George E. Meyers                   10,950,417     228,521        0
James H. Niven                     10,810,853     368,085        0
Phillip M. Plant                   11,128,317      50,621        0
Eric de Rothschild                 10,812,544     366,394        0
Christophe Salin                   10,815,751     363,187        0
Thomas B. Selfridge                10,919,789     259,149        0


     RATIFICATION OF AUDITORS. The appointment of Moss-Adams LLP as the Company's independent auditors for the fiscal year ending December 31, 2003 was ratified, with 11,154,725 votes for, 16,737 votes against and 7,476 votes abstaining.

     APPROVAL OF 2003 EMPLOYEE STOCK PURCHASE PLAN. The adoption of the Company's 2003 Employee Stock Purchase Plan was approved, with 11,084,862 votes for, 62,869 votes against and 31,207 votes abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         31.1 Certification of Chief Financial Officer.
         31.2 Certification of Chief Executive Officer.
         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

         During the second quarter ended June 30, 2003, the Company filed the following Current Reports on Form 8-K: May 9, 2003 (Item 5). The Company issued a press release announcing its first quarter 2003 financial results

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  AUGUST 13, 2003              THE CHALONE WINE GROUP, LTD.
_______________________              ____________________________
                                                        (Registrant)


                                        /s/ THOMAS B. SELFRIDGE
                                     ___________________________________________
                                     Thomas B. Selfridge
                                     President and Chief Executive Officer


DATED:  AUGUST 13, 2003                 /s/ SHAWN M. CONROY BLOM
_______________________              ___________________________________________
                                     Shawn M. Conroy Blom
                                     Vice President and Chief Financial Officer