Form 10-Q
period 2003-09-30
CHALONE WINE GROUP LTD
filed 2003-11-14
CIK 742685

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                    Yes   X      No
                                       -------     -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes          No   X
                                       -------     -------

The number of shares outstanding of Registrant's Common Stock as of November 14, 2003 was 12,077,572.

================================================================================

                         PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.                                          PAGE

              Consolidated Balance Sheets as of September 30, 2003,
                and December 31, 2002.                                         3

              Consolidated Statements of Income for the three-month
                and nine-month periods ended September 30, 2003 and 2002.      4

              Consolidated Statements of Cash Flows for the nine-month
                periods ended September 30, 2003 and 2002.                     5

              Notes to Consolidated Financial Statements.                      6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.                                       8

     ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.       12

     ITEM 4. CONTROLS AND PROCEDURES.                                         15



                           PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                16


                          THE CHALONE WINE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)

                                     ASSETS

                                                                  September 30,          December 31,
                                                                       2003                  2002
                                                                 -----------------    --------------------
                                                                   (UNAUDITED)
Current assets:
  Accounts receivable, net                                                $14,018                 $15,770
  Note receivable                                                             216                     190
  Income tax receivable                                                       223                     223
  Inventory                                                                76,863                  81,272
  Prepaid expenses and other current assets                                   788                   1,000
                                                                 -----------------    --------------------
    Total current assets                                                   92,108                  98,455
Investment in Chateau Duhart-Milon                                         10,618                  10,067
Non-current note receivable                                                   266                     447
Property, plant and equipment, net                                         81,441                  77,953
Goodwill                                                                    8,582                   8,582
Trademarks                                                                  2,867                   2,875
Other assets                                                                1,773                   1,815
                                                                 -----------------    --------------------
    Total assets                                                         $197,655                $200,194
                                                                         ========                ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations                              $7,149                  $2,295
  Current portion of obligation under capital lease                           775                     716
  Revolving bank loan                                                      18,098                  18,523
  Accounts payable and accrued liabilities                                 17,075                  18,935
                                                                 -----------------    --------------------
    Total current liabilities                                              43,097                  40,469
Long-term obligations, less current maturities                             40,454                  46,754
Long-term obligations, convertible subordinated debt                       11,000                  11,000
Obligation under capital lease, less current maturities                     1,063                   1,329
Liability on interest rate swap contract                                    1,116                   1,355
Deferred income taxes                                                       1,019                     923
                                                                 -----------------    --------------------
    Total liabilities                                                      97,749                 101,829

Minority interest                                                           3,074                   3,572

Shareholders' equity:
  Common stock - authorized 25,000,000 shares no par
    value; issued and outstanding: 12,077,572 and
    17,075,101 shares                                                      76,484                  76,474
  Retained earnings                                                        22,673                  21,790
  Accumulated other comprehensive loss                                    (2,325)                 (3,471)
                                                                 -----------------    --------------------
    Total shareholders' equity                                             96,832                  94,793
                                                                 -----------------    --------------------
    Total liabilities and shareholders' equity                           $197,655                $200,194
                                                                         ========                ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          THE CHALONE WINE GROUP, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                (All amounts in thousands, except per share data)

                                                  Three months ended            Nine months ended
                                                 Sep 30,       Sep 30,         Sep 30,      Sep 30,
                                               -------------------------     -----------------------
                                                  2003         2002           2003          2002
                                               -----------   -----------     -----------  ----------
                                               (UNAUDITED)   (UNAUDITED)     (UNAUDITED)  (UNAUDITED)
Gross revenues                                  $ 16,878     $ 19,312        $ 46,792     $ 48,201
    Excise taxes                                    (492)        (540)         (1,394)      (1,356)
                                               -----------  -----------     -----------  -----------
Net revenues                                      16,386       18,772          45,398       46,845
Cost of wines sold                               (10,912)     (11,839)        (30,303)     (30,380)
                                               -----------  -----------     -----------  -----------
    Gross profit                                   5,474        6,933          15,095       16,465
Other operating income (expense), net                  3         (288)             24         (690)
Selling, general and administrative
  expenses                                        (3,425)      (4,051)        (10,173)      (9,946)
                                               -----------  -----------     -----------  -----------
    Operating income                               2,052        2,594           4,946        5,829
Interest expense, net                             (1,371)      (1,247)         (3,875)      (2,937)
Other income (expense)                                62         (418)            160         (431)
Equity in net income of Chateau Duhart-Milon         (35)          62             418          796
Minority interests                                   (65)          77            (152)        (542)
                                               -----------  -----------     -----------  -----------
    Income before income taxes                       643        1,068           1,497        2,715
Income taxes                                        (264)        (404)           (614)      (1,113)
                                               -----------  -----------     -----------  -----------
    Net income                                  $    379     $    664        $    883     $  1,602
                                               ===========  ===========     ===========  ===========

Earnings per share - basic                      $   0.03     $   0.06        $   0.07     $   0.13
Earnings per share - diluted                    $   0.03     $   0.05        $   0.07     $   0.13

Weighted average number of shares outstanding:
    Basic                                         12,076       12,068          12,075       12,069
    Diluted                                       12,078       12,075          12,079       12,092


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          THE CHALONE WINE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                                       Nine months ended
                                                                      ------------------------ -- ------------------------
                                                                           September 30,               September 30,
                                                                               2003                        2002
                                                                      ------------------------    ------------------------
                                                                            (UNAUDITED)                 (UNAUDITED)
Cash flows from operating activities:
  Net income                                                                          $   883                    $  1,602
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                     4,432                       4,464
      Gain on disposal of property                                                        (14)                        451
      Equity in net income of Chateau Duhart-Milon                                       (418)                       (796)
      Increase in minority interests                                                      152                         541
    Changes in:
      Accounts and other receivables                                                    1,752                        (977)
      Inventories                                                                       4,409                       3,691
      Prepaid expenses and other assets                                                   254                        (224)
      Deferred income taxes                                                                 -                          43
      Accounts payable and accrued liabilities                                         (1,858)                     (9,100)
                                                                      ------------------------    ------------------------
    Net cash provided by (used in) operating activities                                 9,592                        (305)
                                                                      ------------------------    ------------------------
Cash flows from investing activities:
  Capital expenditures                                                                 (7,920)                     (6,522)
  Property and business acquisitions                                                        -                      (9,390)
  Proceeds from disposal of property and equipment                                         22                       1,502
  Net change of note receivable                                                           155                         130
  Distribution from Chateau Duhart-Milon                                                  870                         108
                                                                      ------------------------    ------------------------
    Net cash used in investing activities:                                             (6,873)                    (14,172)
                                                                      ------------------------    ------------------------
Cash flows from financing activities
  Borrowings on revolving bank loan, net                                                 (425)                      5,512
  Distributions to minority partner                                                      (650)                          -
  Issuance of subordinated debt                                                             -                      11,000
  Net change in capital lease obligation                                                 (207)                       (481)
  Repayment of long-term debt                                                          (1,445)                     (1,499)
  Proceeds (re-purchase of) from issuance of common stock                                   8                         (55)
                                                                      ------------------------    ------------------------
    Net cash (used in) provided by financing activities                                (2,719)                     14,477
                                                                      ------------------------    ------------------------
Net increase (decrease) in cash and equivalents                                             -                           -
Cash and equivalents at beginning of year                                                   -                           -
                                                                      ------------------------    ------------------------
Cash and equivalents at end of year                                                   $     -                      $    -
                                                                                      =======                      ======

Other cash flow information:
  Interest paid                                                                        $3,884                     $ 3,057
  Income taxes paid                                                                       326                         638
Non-cash investing and financing activities:
  Unrealized foreign currency gain                                                     $1,003                       $ 940
  Interest swap fluctuation, net                                                          239                         712

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full accounting year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002.

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

      Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the period ended September 30, 2003, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

      The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts of assets acquired or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant for the nine months ended September 30, 2003 and 2002.

STOCK BASED COMPENSATION

      The Company accounts for stock-based awards to employees using the intrinsic value based method in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and provides the pro forma disclosures required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No compensation expense has been recognized in the financial statements for employee stock arrangements.
      As of January 1, 2003 the Company adopted the disclosure requirements of SFAS 148, ACCOUNTING FOR STOCK BASED COMPENSATION, which amends Accounting Principals Board ("APB") No. 28 by adding to the list of disclosures to be made for interim reporting periods.
      SFAS 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 117 months following vesting; stock volatility of 32.7% to 33.9% for the nine months ended September 30, 2003 and 31.9% to 32.6% for the nine months end September 30, 2002, risk-free interest rates of 3.43% to 4.04% for the nine months ended September 30, 2003 and 4.30% to 4.85% for the nine months ended September 30, 2002, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts (IN THOUSANDS, EXCEPT PER SHARE DATA).


                                                 Three months ended                      Nine months ended
                                         ----------------------------------      ---------------------------------
Net income:                              Sep 30, 2003        Sep 30, 2002        Sep 30, 2003       Sep 30, 2002
                                         ---------------  -----------------      --------------  -----------------
       As reported                               $  379             $  664              $  883             $1,602
       Compensation Expense,
          net of tax                             $  (26)            $ (150)             $ (216)            $(530)
                                         ---------------  -----------------      --------------  -----------------
       Pro forma                                 $  353             $  514              $  667             $1,072
Earnings per share:
       Basic                                     $ 0.03             $ 0.06              $ 0.07             $ 0.13
       Diluted                                   $ 0.03             $ 0.05              $ 0.07             $ 0.13
       Pro forma basic                           $ 0.03             $ 0.04              $ 0.06             $ 0.09
       Pro forma diluted                         $ 0.03             $ 0.04              $ 0.06             $ 0.09



NOTE 2 - COMPREHENSIVE INCOME

      Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon and gains or losses relating to derivative instruments. The following is a reconciliation of net income and comprehensive income (IN THOUSANDS):


                                          Three months ended              Nine months ended
                                            September 30,                   September 30,
                                        ----------------------        --------------------------
                                         2003            2002           2003             2002
                                        -----------  ---------        -----------  -------------
 Net income                                  $ 379      $ 664            $   883        $ 1,602
 Changes in fair value of derivatives;
   net of tax effect                            20       (302)              (158)          (421)
 Reclassification adjustment;
   net of tax effect                           102         29                301             63
 Foreign currency translation gain             137        (98)             1,003            940
                                        -----------  ---------        -----------  -------------
 Comprehensive income                        $ 638      $ 293            $ 2,029        $ 2,184
                                        ===========  =========        ===========  =============

NOTE 3 - INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (IN THOUSANDS):

                                                Sep 30,        December 31,
                                             --------------------------------
                                                  2003             2002
                                             ---------------  ---------------
                                              (Unaudited)
 Bulk wine                                         $ 26,765         $ 48,312
 Bottled wine                                        49,278           32,171
 Wine packaging supplies                                415              415
 Other                                                  405              374
                                             ---------------  ---------------
 Total                                             $ 76,863         $ 81,272
                                             ===============  ===============


NOTE 4 - RECLASSIFICATION

      In July 2002, the Company shifted a major distribution channel from a broker to a distributor. Commissions and shipping costs incurred for sales to the broker were recorded as selling, general and administrative expenses. Case prices charged to the distributor have been reduced by an amount equal to these commission and shipping costs. This caused a reduction in gross revenues for the nine months ended September 30, 2003, when compared to previous period. For comparability purposes, for the nine months ended September 30, 2002 the Company reclassified $1,266,000 of commissions and shipping costs from selling, general and administrative expenses to gross revenues.



NOTE 5 - COMMITMENTS AND CONTINGENCIES

      Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows: (IN THOUSANDS)

                Calendar year:
                (three months remaining)
                         2003                    $    824
                         2004                       1,009
                         2005                         976
                         2006                       1,014
                         2007                         998
                       Thereafter                   5,443
                                             -------------
                         Total                   $ 10,264
                                             =============

      The Company contracts with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. The Company estimates that it has contracted to purchase approximately 9,000 to 13,000 tons of grapes per year over the next ten years. While most of these contracts stipulate that prices will be determined by current market conditions at the time of purchase, several long-term contracts provide for minimum grape or bulk wine prices. Purchases under these contracts were $5,925,000 during the three and nine months ended September 30, 2003. Purchases under these contracts were $18,883,000 for the year ended December 31, 2002.


NOTE 6 - LONG LIVED ASSETS HELD FOR SALE

      The Company has entered into an agreement to sell one of its vineyards located in the County of Napa, California. The sale is expected to close in the fourth quarter of 2003. Gross proceeds are approximately $7,500,000 and its net book value is approximately $7,700,000.

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



RESULTS OF OPERATIONS - THIRD QUARTER AND THREE MONTHS OF 2003 COMPARED TO THIRD QUARTER AND NINE MONTHS OF 2002

                                        Sept 30,      Sept 30,        Change          Sept 30,     Sept 30,     Change
                                       ------------------------   ------------       ----------------------  ------------
                                         2003          2002       2003 vs 2002         2003         2002     2003 vs 2002
                                       -----------  -----------   ------------       ----------  ----------  ------------
Net revenues                            100.0%        100.0%              0.0%        100.0%       100.0%           0.0%
Cost of wines sold                      (66.6)%       (63.1)%             5.5%        (66.7)%      (64.9)%          2.8%
                                       -----------  -----------                      ----------  ----------
    Gross profit                         33.4%         36.9%             (9.5)%        33.3%        35.1%          (5.1)%
Other operating expense, net              0.0%         -1.5%            100.0%          0.1%        (1.5)%       (106.7)%
Selling, general and administrativ      (20.9)%       (21.6)%            -3.2%        (22.4)%      (21.2)%          5.7%
                                       -----------  -----------                      ----------  ----------
    Operating income                     12.5%         13.8%             (9.4)%        10.9%        12.4%         (12.1)%
Interest expense, net                    (8.4)%        (6.6)%            27.3%         (8.5)%       (6.3)%         34.9%
Other income                              0.4%         (2.2)%          (118.2)%         0.4%        -0.9%         100.0%
Equity in net income of Chateau Du       -0.2%          0.3%           (166.7)%         0.9%         1.7%         (47.1)%
Minority interests                       (0.4)%         0.0            (200.0)%        (0.3)%       (1.2)%        (75.0)%
                                       -----------  -----------                      ----------  ----------
    Income before income taxes            3.9%          5.7%            (31.6)%         3.3%         5.8%         (43.1)%
Income taxes                             (1.6)%        (2.2)%           (27.3)%        (1.4)%       (2.4)%        (41.7)%
                                       -----------  -----------                      ----------  ----------
    Net income                            2.3%          3.5%            (34.3)%         1.9%         3.4%         (44.1)%
                                       ===========  ===========                      ==========  ==========


NET REVENUES

      Net revenues for the three months ended September 30, 2003 decreased approximately 12.7%, or $2,386,000 over the corresponding period in the preceding year. Included in the third quarter 2002 net revenue is the sale of the Carmenet brand and inventory. Excluding the Carmenet brand transaction, net revenues increased 10.9% due to a 9.2% increase in cases sales over the same period in the preceding year offset by continued competitive promotional allowances within the marketplace.

      Net revenues for the nine months ended September 30, 2003 decreased approximately 3.1% or $1,447,000, over the corresponding period in the preceding year. Excluding the Carmenet brand transaction, net revenues increased 6.0% due to a 10.0% increase in cases sales over the same period in the preceding year offset by continued competitive promotional allowances within the marketplace.



GROSS PROFIT

      Gross profit margin for the three and nine months ended September 30, 2003 decreased 9.5% and 5.1%, respectively, as compared to the corresponding periods in the preceding year. Excluding the Carmenet brand transaction, the gross profit margin for the three and nine months ended September 30, 2003 decreased 5.6% and 3.5%, respectively, as compared to the corresponding periods in the preceding year. The respective decreases were driven primarily by continued pressure to provide competitive promotional allowances within the marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the three months ended September 30, 2003, decreased approximately $626,000 or 15.5% over the comparable period in the prior year. The decrease was a result of third quarter 2002 costs associated with the Carmenet brand transaction offset by an increase in sales and marketing efforts.

      Selling, general and administrative expenses for the nine months ended September 30, 2003, increased approximately $227,000 or 2.3% over the comparable period in the prior year. This change was primarily a result of higher sales and marketing costs due to the Company's increased sales efforts in an ever more challenging marketplace.

OPERATING INCOME

      Operating income for the three and nine months ended September 30, 2003, decreased $542,000 or 20.9% and $883,000 or 15.1%, respectively, over the same periods last year. Once again, excluding the Carmenet brand and inventory sale from the third quarter 2002, operating income for the three and nine months ended September 30, 2003, increased $858,000 or 71.9% and $517,000 or 11.7%, respectively, over the same periods last year. The increase is due to the growth in case shipments in 2003 compared to 2002 which offset the increase in promotional allowances. Additionally, the Company had minimal bulk wine sales in 2003 as compared to the same time period in 2002.

INTEREST EXPENSE

      Interest expense for the three and nine months ended September 30, 2003 increased $124,000 or 9.9% and $938,000 or 31.9%, respectively, over the comparable periods in the prior year. The increase occurred as a result of several factors. The interest accrued on to the Company's $11,000,000 convertible subordinated promissory notes issued in August 2002 contributed to the greatest part of the increase. To a lesser extent, amortization of debt renewal and restructuring costs incurred at various times in the prior year were also a contributing factor.

EQUITY IN NET INCOME OF DUHART-MILON

      The Company's 23.5% equity interest in the net income of Duhart-Milon for the nine months ended September 30, 2003 decreased $378,000 or 47.5% over the comparable period in the prior year. The decrease was a function of timing based on the release and shipment of wines and of slower than expected sales.

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

MINORITY INTEREST

      The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV for the three months and nine months ended September 30, 2003 was $65,000 and $152,000 respectively. The increase in minority interest was $142,000 for the three months ended September 30, 2003 when compared to the same period last year. The increase was primarily due to the higher case sales offset by promotional allowances. The decrease in minority interest was $390,000 for the nine-month period ended September 30, 2003 when compared to the same period last year. The decrease was due to the reduced net income of EVV as compared to the same period in the prior year. Principally, competitive case sales discounts contributed to the reduction in EVV's net income.


NET INCOME AND EARNINGS PER SHARE

      As a result of the factors discussed above, reported net income for the nine months ending September 30, 2003 amounted to $883,000 or $.07 per diluted share, compared to $1,602,000, or $.13 per diluted share a year ago.

LIQUIDITY AND CAPITAL RESOURCES

      Net working capital decreased $8,975,000 or 15.5% at September 30, 2003. A decrease is anticipated as additional long- term debt obligations become progressively current. The Company has historically financed its growth through increases in borrowings and cash flow from operations. Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales.

      The Company expects to finance these future capital needs through operations, securities offerings, sale of non-core assets and additional borrowings. There can be no assurance that the Company will be able to obtain this financing on terms acceptable to the Company.



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


      OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

      In the nine months ended September 30, 2003, approximately 89% of our wine sales were concentrated in 18 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase which could harm our business.

      Approximately 84% of our consolidated net revenues in the nine months ended September 30, 2003 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Cabernet Sauvignon, Pinot Noir, and Merlot accounted for 44%, 15%, 13% and 12% of our net revenues, respectively. Changes in consumer preferences with respect to these varietal wines could adversely affect our business.

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

      WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

      We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our ten largest distributors combined represented approximately 35% and 63%, respectively, of our net revenues during the nine months ended September 30, 2003. Effective July 1, 2002, the Company switched from a single broker to a distributor in California. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

      In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 2% of total consolidated revenue for the nine months ended September 30, 2003. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

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



ITEM 4.    CONTROLS AND PROCEDURES

      Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Company, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     (b) Reports on Form 8-K.

         On August 4, 2003 the Company filed a Form 8-K to provide its press release announcing its second quarter 2003 financial results.









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  NOVEMBER 14, 2003            THE CHALONE WINE GROUP, LTD.
-------------------------            ----------------------------
                                            (Registrant)


                                      /s/ THOMAS B. SELFRIDGE
                                     -------------------------------------------
                                     Thomas B. Selfridge
                                     President and Chief Executive Officer


DATED:  NOVEMBER 14, 2003             /s/ SHAWN M. CONROY BLOM
-------------------------            -------------------------------------------
                                     Shawn M. Conroy Blom
                                     Vice President and Chief Financial Officer