Form 10-K
period 2003-12-31
CHALONE WINE GROUP LTD
filed 2004-03-30
CIK 742685

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-13406

                          THE CHALONE WINE GROUP, LTD.
             (Exact Name of Registrant as Specified in Its Charter)

          California                                  94-1696731
     (State or Other Jurisdiction        (I.R.S. Employer Identification Number)
 of Incorporation or Organization)

      621 Airpark Road, Napa, California                        94558
    (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:               (707) 254-4200

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes    No  X
                                        ---    ---

As of March 23, 2004 there were 3,576,278 shares of the Company's voting no par value common stock, with an aggregate market value of $32.2 million held by non-affiliates. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of the Registrant's common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not intended to be conclusive. As of March 23, 2004, there were 12,076,306 shares outstanding of the Company's voting no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders of the Chalone Wine Group, Ltd. (the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS.

     A.  GENERAL.

     The Company produces, markets and sells super premium, ultra premium, and luxury-priced white and red varietal table wines, primarily Pinot Noir, Cabernet Sauvignon, Merlot, Syrah, Chardonnay and Sauvignon Blanc. The Company owns and operates wineries in various counties of California and Washington State. The Company's wines are made primarily from grapes grown at Moon Mountain Vineyard, Edna Valley Vineyard, Chalone Vineyard, Acacia Vineyard, and Hewitt Vineyard in California and the Canoe Ridge Vineyard in Washington State, as well as from purchased grapes.
     The wines are primarily sold under the labels "Provenance Vineyards(R)," "Chalone Vineyard(R)," "Edna Valley Vineyard(R)," "Dynamite(R) Vineyards, "Acacia(R)," "Canoe Ridge(R) Vineyard," "Jade Mountain(R)," "Sagelands Vineyard(R)," and "Echelon Vineyards."
     In France, the Company owns a minority interest in fourth-growth Bordeaux estate Chateau Duhart-Milon ("Duhart-Milon") in partnership with Les Domaines Barons de Rothschild (Lafite) ("DBR"). The vineyards of Duhart-Milon are located adjacent to the world-renowned Chateau Lafite-Rothschild in the town of Pauillac.
     The Chalone Wine Group, Ltd. was incorporated under the laws of the State of California on June 27, 1969. Unless otherwise indicated, the terms "we" and "Company" used in this report refer to The Chalone Wine Group, Ltd. and its consolidated subsidiaries. The Company became a publicly held reporting company as the result of an initial public offering of common stock in 1984.

     SIGNIFICANT EVENTS

     PROVENANCE VINEYARDS OPENED TASTING ROOM IN RUTHERFORD
     On October 13, 2003 Provenance Vineyards' opened its tasting room, which features a one-of-a-kind floor constructed of Provenance own used barrels. Previously, this type of flooring treatment has been used only in wine cellars of private homes.

     Set in Rutherford in the heart of Napa Valley, the tasting room is located in the winery that Chalone Wine Group purchased in August 2002 from Chateau Beaucanon as the home for Provenance Vineyards. This innovative tasting room is designed to display Provenance's wines in a warm, inviting room that is reminiscent of an art gallery

     COMPANY SOLD SURPLUS VINEYARD
     The Company announced on December 16, 2003, the sale of the 160-acre Suscol Creek Vineyard in southeastern Napa Valley to Premier Pacific Vineyards, LP for $7.5 million. CWG had acquired the property in 2000 for $5.95 million to build a home for Provenance Vineyards, but with the purchase in 2002 of a winery in Napa Valley's Rutherford subappellation, the Suscol Creek Vineyard was no longer needed. These funds were used to pay down debt.


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


     C. NARRATIVE DESCRIPTION OF BUSINESS.

     OVERVIEW

     The Company owns the following properties in the United States and France, either wholly or in partnership with others, all of which have related company-owned vineyards with the exception of Edna Valley Vineyard. The specific ownership structure is as follows:



PROPERTY                                 OWNERSHIP      FORM OF OWNERSHIP     LOCATION
--------                                 ---------      -----------------     --------
Chalone Vineyard                          100.0%        Corporation           Soledad, California
Moon Mountain Vineyard  (1)               100.0%        Corporation           Sonoma, California
Acacia
    Acacia Winery                         100.0%        Corporation           Napa, California
    Acacia Vineyard                        50.0%        Partnership           Napa, California
Edna Valley Vineyard                       50.0%        Partnership           San Luis Obispo, California
Canoe Ridge Vineyard                      100.0%        Corporation           Walla Walla, Washington
Chateau Duhart-Milon                       23.5%        Partnership           Pauillac, France
Sagelands Vineyard  (2)                   100.0%        Corporation           Yakima Valley, Washington
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

     WINEMAKING PRACTICES

     The Company's philosophy is that winemaking is a natural process best managed with minimum intervention, but requiring the attention and dedication of a winemaker. While the Company uses a relatively high level of hand labor during the winemaking processes, the Company also makes extensive use of modern laboratory equipment and techniques to monitor the progress of each wine through all stages of the winemaking process. All of the Company's wineries are operated under the overall supervision of the Company's Chief Executive Officer. However, each winery has a General Manager who, in most instances, is also a winemaker.
     The principal raw materials used by the Company are grapes, oak barrels, glass, and cork. About 75% of the oak barrels are purchased from the Burgundy and Bordeaux regions of France and the remainder from the United States. The Company favors French oak barrels due to Company tradition and consumer preferences. Cork is produced and manufactured in Portugal, which is the primary cork-producing country in the world. In the past several years we have shifted the majority of production to synthetic corks for the positive effect it has on wine quality. Glass is purchased from a variety of different sources according to each winery's specific needs. The Company's own vineyards provide a significant portion of the Company's grape requirements. As needed, the Company also purchases grapes from other independent California and Washington State growers.

     WINE PRODUCTION AND WINES

     This table sets forth the wine production of the Company for the 2003, 2002 and 2001 vintages. The wines' vintage is the year during which the grapes are harvested. The following information is presented in terms of "equivalent" number of cases. The precise number of cases is not known at this time because many of these vintages are still being aged in barrels and tanks. For the purpose of this schedule and the discussion that follows, wines purchased by the Company for resale purposes are excluded.


                                     2003                          2002                          2001
                        ------------------------------- --------------------------- --------------------------------
                         Equivalent       % of Total    Equivalent    % of Total      Equivalent       % of Total
                          Number of                      Number of
                            Cases                          Cases                    Number of Cases
                        --------------  --------------- ------------ -------------- ----------------  --------------
Chardonnay                    271,423              36%      268,190            40%          243,750             37%
Sauvignon Blanc                12,385               2%        4,940             1%           12,350              2%
Pinot Blanc                     1,931               0%        1,170             0%            4,290              1%
Pinot Gri/Grigio                8,152               1%        1,430             0%            5,135              1%
                        --------------  --------------- ------------ -------------- ----------------  --------------
Other white wines               1,926               0%        2,405             0%            5,980              1%
                        --------------  --------------- ------------ -------------- ----------------  --------------
     Total white wines        295,817              39%                         42%          271,505             41%
                        --------------  --------------- ------------ -------------- ----------------  --------------
Pinot Noir                    110,463              15%       96,720            15%           92,365             14%
Cabernet Sauvignon            161,610              21%      149,175            22%          127,725             19%
Merlot                        110,040              15%       93,730            14%          126,685             19%
Syrah                          56,330               7%       42,250             6%           36,855              6%
Other red wines                18,551               2%        3,705             1%            7,670              1%
                        --------------  --------------- ------------ -------------- ----------------  --------------
     Total red wines          456,994              61%      385,580            58%          391,300             59%
                        --------------  --------------- ------------ -------------- ----------------  --------------
     Total production         752,811             100%      663,715           100%          662,805            100%
                        ==============  =============== ============ ============== ================  ==============

     The Company's wines are aged primarily in new and used oak barrels before they are bottled. Generally, white wines are aged between six and nine months, and red wines between nine and eighteen months, after harvest. The wine is then bottled and stored for further aging.

     CHALONE VINEYARD: Chalone Vineyard sales represented 8.51% of the Company's consolidated revenues and 5.06% of its consolidated case sales for the year ended December 31, 2003.
     Chalone Vineyard has been producing Chardonnay, Pinot Blanc, Pinot Noir, and small quantities of Chenin Blanc since 1969. It has also begun growing Syrah and released its first vintage in 2002. All wines sold under this label are produced from grapes grown at the Chalone Vineyard and are estate bottled and bear the "Chalone" appellation.

     MOON MOUNTAIN VINEYARD: Moon Mountain sales represented 1.2% of the Company's consolidated revenues and .5% of consolidated case sales for the year ended December 31, 2003.
     On September 26, 2002, the Company sold the Carmenet brand name and inventory to Beringer Blass Wine Estates. The Company retained ownership of the estate winery and vineyard in Sonoma County where Carmenet began and is now called Moon Mountain Vineyard. This winery will continue to produce what had been called Carmenet Moon Mountain Reserve Cabernet Sauvignon and starting with the 2000 vintage will be called Moon Mountain Vineyard Cabernet Sauvignon.

     DYNAMITE VINEYARDS: Dynamite Vineyards sales represented 12.81% of the Company's consolidated revenues and 12.47% of consolidated case sales for the year ended December 31, 2003.
     On September 26, 2002, the Company sold the Carmenet brand name and inventory to Beringer Blass Wine Estates. The Company retained ownership of what had been known as Carmenet Dynamite and is now called Dynamite Vineyards. It will continue to produce Cabernet Sauvignon, Merlot and Sauvignon Blanc from vineyards in the North Coast AVA of California.

     EDNA VALLEY VINEYARD: Edna Valley Vineyard sales represented 27.9% of the Company's consolidated revenues and 29.42% of consolidated case sales for the year ended December 31, 2003.
     Edna Valley Vineyard has been producing mostly Chardonnay and Pinot Noir wines since 1980. The majority of wines sold under the Edna Valley Vineyard(R) label are produced from grapes grown by Paragon Vineyard Company, our partner in the Edna Valley Vineyard Joint Venture, and are estate bottled.

     ACACIA VINEYARD: Acacia Vineyard sales represented 15.5% of the Company's consolidated revenues and 12.13% of its consolidated case sales for the year ended December 31, 2003.
     The winery produces Chardonnay and Pinot Noir wines under the "Acacia" label. The grapes for the production of Pinot Noir and Chardonnay come from the Carneros region. Approximately 50% of this production comes from Company-owned vineyards and Company-leased vineyards.

     CANOE RIDGE VINEYARD: Canoe Ridge Vineyard sales represented 4.49% of the Company's consolidated revenues and 3.6% of its consolidated case sales for the year ended December 31, 2003.
     The Canoe Ridge Vineyard commenced operation in 1994 and produces primarily Merlot and Cabernet Sauvignon under the "Canoe Ridge Vineyard" label. Most of the grapes for these wines are grown at the Company's estate vineyard and wines bear the "Columbia Valley" AVA designation.

     ECHELON VINEYARDS: Echelon Vineyards sales represented 14.76% of the Company's consolidated revenues and 24.78% of its consolidated case sales for the year ended December 31, 2003.
     The 1997 vintage was the first to be released under the Echelon label, which features Chardonnay, Cabernet Sauvignon, Merlot, Viognier, Pinot Noir, Syrah and Pinot Grigio (Pinot Gris). Most varieties have a Central Coast appellation. The 2001 Viognier and 2000 Syrah feature the designation of Esperanza Vineyard, from the Clarksburg AVA.

     SAGELANDS VINEYARD: Sagelands Vineyard represented 3.47% of the Company's consolidated revenues and 4.48% of the consolidated case sales for the year ended December 31, 2003.
     On June 15, 1999, the Company purchased Staton Hills(R) Winery and its adjacent vineyards in Yakima County, Washington. The Staton Hills facility was renamed Sagelands Vineyard and the new brand was launched in January 2000, focusing primarily on Cabernet Sauvignon and Merlot and bearing the Columbia Valley AVA designation. The Company retained the Staton Hills Winery brand and continues to produce wines under this mark. Sagelands primarily produces Cabernet Sauvignon and Merlot from the "Four Corners" area of Columbia Valley, Washington.

     JADE MOUNTAIN: Jade Mountain represented 1.25% of the Company's consolidated revenues and .9% of its consolidated case sales for the year ended December 31, 2003.
     The Company purchased the Jade Mountain name and inventory in 2000, after serving as the brand's sole domestic distributor since 1992. Since 1988 Jade Mountain has specialized in ultra-premium Syrah.

     PROVENANCE VINEYARDS: Provenance sales represented 4.21% of the Company's consolidated revenues and 2.21% of its consolidated case sales for the year ended December 31, 2003.
     The winery's inaugural release was its 1999 Rutherford Cabernet Sauvignon, which became available to consumers in December 2001. In 2002 the winery released its 2000 Rutherford Cabernet Sauvignon and its first-ever Carneros Merlot from the 2000 vintage.

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

     IMPORTS & OTHER: 5.9% of the Company's consolidated revenues and 4.44% of its consolidated case sales in the year ended December 31, 2003 was primarily comprised of import wines and, to a lesser degree, domestic wines purchased by the Company for resale purposes.
     Under the terms of various agreements and investments among the Company, Duhart-Milon, and DBR, the Company receives an allocation of the wines of DBR and Duhart-Milon including the wines of Chateau Lafite-Rothschild and Chateau L'Evangile in the Pauillac and Pomerol regions of Bordeaux, respectively, and of Chateau Rieussec in the Sauternes region of Bordeaux. DBR also produces a Pauillac wine exclusively for the Company.

     MARKETING AND DISTRIBUTION

     The Company's wines are positioned in the higher end of the premium category. All the Company's wines are in the super premium to luxury segments of the market, priced at $7 per bottle and above.
     The Company sells its wines through direct sales, independent distributors, its own shareholder list, and in limited quantities, directly from the wineries through their tasting rooms and winery specific clubs. Distributors generally remarket the wines through specialty wine shops and grocery stores, selected restaurants, hotels and private clubs across the country, and in certain overseas markets. The Company relies primarily on word-of-mouth recommendation, wine tastings, positive reviews in various publications, select wine competitions and Company-sponsored promotional activities in order to increase public awareness of its wines.

     SALES: The Company's wines are marketed by independent distributors in all 50 states and the District of Columbia and Puerto Rico and, internationally, in Bermuda, the British West Indies, the U.S. Virgin Islands, Canada, England, continental Europe, Hong Kong, China, and Japan. The Company's wines are marketed and distributed in Mexico by Monte Xanic. In 1993, the Company established a sales division, operating as Chalone Wine Estates, to help supervise and coordinate sales functions of the Company's business and its custom brands operations. The Company employs a number of regional sales managers who work directly with distributors in a particular region and their customers.

     CASE SALES BY METHOD OF DISTRIBUTION: The following table sets forth case sales by the Company by distribution method for the years ended December 31, 2003 and 2002; the nine-month transition period ended December 31, 2001; and fiscal year ended March 31, 2001:


                                               Year Ended December 31,             Nine Months Ended         Year Ended
                                                                                      December 31,           March 31,
                                             2003                   2002                  2001                  2001
                                       Number         % of     Number      % of      Number      % of      Number      % of
                                      of Cases        Total   of Cases     Total    of Cases     Total    of Cases     Total
Independent distributors
    United States                      609,346         90%    478,172        72%    218,256        57%    315,486        60%
    International                       14,575          2%     31,206         5%     12,586         3%     24,317         3%
                                     ----------------------------------------------------------------------------------------
        Total distributors             623,921         92%    509,378        77%    230,842        60%    339,803        63%
                                     ----------------------------------------------------------------------------------------
Company direct
    California wholesale                     -           -     97,169        15%    111,196        29%    149,208        27%
    Custom brands                       17,019          3%     18,226         3%     13,905         4%     23,786         4%
    Catalog and winery retail           34,389          5%     36,041         5%     28,843         7%     33,811         6%
                                     ----------------------------------------------------------------------------------------
        Total Company direct            51,408          8%    151,436        23%    153,944        40%    206,805        37%
                                     ----------------------------------------------------------------------------------------
        Total                          675,329        100%    660,814       100%    384,786       100%    546,608       100%
                                     ----------------------------------------------------------------------------------------

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

     EMPLOYEES

     On December 31, 2003, the Company had 170 full-time employees, of which 89 were in grape growing and winemaking, 44 in sales and 37 in administration. During the spring and summer, the Company adds approximately 25 to 30 part-time employees for vineyard care and maintenance and 70 to 80 part-time employees for the spring bottling. In the autumn, up to 80 part-time employees are hired for the grape harvest and related winery work. The Company's hiring and employment policies for both full-time and part-time employees are believed to comply with all relevant laws, including immigration laws. The Company believes that its wage rates and benefits are competitive and that its employee relations are excellent.

     REGULATION:  PERMITS AND LICENSES

     The production and sale of wine are subject to extensive regulation by various federal and state regulatory agencies, which require the Company to maintain various permits, bonds and licenses. The Company believes it is in compliance with all currently applicable federal and state regulations.

     TRADEMARKS

     CANOE RIDGE, STATON HILLS, CHALONE VINEYARD, SAGELANDS, JADE MOUNTAIN, ACACIA and the Acacia "A" logo, MOON MOUNTAIN, DYNAMITE, and ARCHSTONE are federally registered trademarks owned by the Company. EDNA VALLEY VINEYARD is a federally registered trademark owned 50% by Chalone Wine Group, Ltd. and 50% by Paragon and licensed exclusively to the Edna Valley Vineyard Joint Venture. The foregoing marks are also registered in Japan with the Japanese Patent Office. GAVILAN is registered with the State of California. These marks, and other common-law marks, are of significant importance to the Company's business as label and brand recognition are an important means of competition within the wine industry.

     SHAREHOLDER BENEFITS

     Shareholders of the Company are entitled to benefits that are not provided to other consumers. The Company offers its reserve wines, older wines and other special wines to qualified shareholders, who are those with 100 or more shares of the Company's common stock, directly from its centralized distribution center by telephone or mail order. Qualified shareholders are entitled to a 20-30% discount from suggested retail prices on most mail order or other direct purchases from the Company. The Company has also provided annual discounts to shareholders based on their shareholdings in the form of an "Owners Wine Credit," which allows shareholders to receive a credit towards the purchase of wines for the duration of the program. The Owners Wine Credit may be used for up to 50% of the wine value of an order and is generally offered in the fall of each year. The credit amount was $.25 per share for the last year. Due to restrictions on direct retail sales of wines under state laws, the Company must confine direct wine shipments by mail to purchasers with addresses in California and 11 other states that have reciprocal agreements with California.
     Each May, qualified shareholders are invited to attend our annual Shareholder Celebration. For a nominal fee, attendees attend an all-day wine tasting, auction and luncheon, which is traditionally held on the grounds of the Chalone Vineyard in Monterey County, California. In 2003, approximately 1,200 shareholders and guests from 40 states and 5 foreign countries attended the Celebration, which featured tastings of all of the Company's wines.
     The Company also offers to shareholders, at the shareholders' expense, travel programs to various wine-growing regions of the world. In the past, the Company has provided travel programs to France, Chile, Australia, Portugal, South Africa, Italy, and New Zealand. Proceeds from these trips help fund the Woodward/Graff Foundation (the "Foundation"), formerly known as The Chalone Wine Foundation. In addition, shareholders' interests are given a priority in the Foundation's donation program.

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

     MOON MOUNTAIN VINEYARD

     On September 26, 2002, the Company sold the Carmenet brand name and inventory to Beringer Blass Wine Estates. The Company retained ownership of the estate winery and vineyard in Sonoma County where Carmenet began and is now called Moon Mountain Vineyard. The vineyard is located on approximately 300 acres in Sonoma County, California (of which 130 acres are plantable), located in the Sonoma Valley AVA. This winery produces what had been called Carmenet Moon Mountain Reserve Cabernet Sauvignon and since the 2000 vintage has been called Moon Mountain Vineyard Cabernet Sauvignon.
     The vineyard is situated in the Mayacamas Mountains just north of the town of Sonoma, at an elevation of 1,200 feet. The vines are on steep hillsides in rocky, well-drained soil. The average rainfall is 30 inches. The Company's water needs are supplemented by two wells using a drip irrigation system, which the Company believes will supply sufficient water for the vineyard's current and future needs. The elevation of Moon Mountain Vineyard provides natural protection against frost. The vineyard was certified organic by the California Certified Organic Farmers in 2002.
     In addition to the production area, the property includes a reception area and 15,000 square feet of barrel caves. The barrel caves are bored into a solid rock hillside adjacent to the fermentation building and provide an ideal environment for aging wine in barrels without artificial temperature control.

     EDNA VALLEY VINEYARD

     Edna Valley Vineyard leases its winery site and purchases substantially all of its grapes from Paragon Vineyard. Paragon Vineyard is located on approximately 1,100 acres in San Luis Obispo County, California, in the Edna Valley AVA. The Edna Valley Vineyard principally produces Chardonnay and Pinot Noir. It also produces limited quantities of Viognier, Muscat, Pinot Gris, Syrah, Edna Red and sparkling wines, all of which are marketed under the "Edna Valley Vineyard" label.
     The property is operated by Paragon Vineyard Company, which leases the land on which the winery is located to Edna Valley Vineyard (a "Joint Venture"). The Joint Venture is 50% owned by the Company and 50% owned by Paragon. The Company is the managing joint venture partner and it manages and supervises the winery operations and sells and distributes its wine.
     The winery features a tasting room, dining facilities for private parties and underground cellars for wine fermentation and barrel aging. Annual production capacity is 165,000 cases.

     ACACIA VINEYARD

     Acacia Vineyard produces primarily ultra-premium Chardonnay and Pinot Noir wine with a small amount of sparkling wine and brandy marketed under the "Acacia" brand.
     The winery is located on one of four contiguous parcels that together total approximately 156 acres in the Carneros district of Napa County, California. The Company owns the winery building and the winemaking equipment associated with the winery. The parcel on which the winery is located consists of two portions; the winery complex ("Winery Parcel") and a 41-acre producing vineyard surrounding the winery complex called the "Marina Vineyard". The parcel is owned pursuant to a tenancy-in-common agreement between the Company and Mr. and Mrs. Henry Wright (the "Wrights"), each holding a 50% interest. The Company leases the Wright's portion of both the Winery Parcel and the Marina Vineyard pursuant to two long-term leases, which commenced retroactively as of January 1, 1988, and expire on December 31, 2017, subject to certain exceptions. The annual rent for the Marina Vineyard was $116,361 in the year ended December 31, 2003, subject to an annual increase determined according to a formula based on premium quality Carneros district Chardonnay prices. The annual rent on the Winery Parcel is $74,250.
     Pursuant to the terms of the tenancy-in-common agreement, the Wrights have the ability at any time to offer their interest in the Winery Parcel and the Marina Vineyard to the Company, and, if the Company declines the offer, to list the entire property for sale to a third party. The Marina Vineyard, currently planted to Chardonnay, is in the process of being replanted to Pinot Noir.
     The Company's two vineyards adjacent to the Marina Vineyard to the east are comprised of approximately 60 acres planted to Pinot Noir, of which 15 producing acres are approximately 20 years old, and 45 newly developed acres that are in their third year of production.
     In January 1999, the Company entered into a lease-purchase agreement for approximately 50 acres of additional vineyard property bordering the Marina Vineyards to the west. The new lease expires on December 31, 2023 and provides for annual rent payments of $74,000 in its first year and increases in various increments to $121,000 per year by 2023. The terms of the lease also provide for the Company to purchase this property for $1.1 million in consideration of certain biannual option payments. The Company has planted approximately 41 acres of this property to Pinot Noir.
     These vineyards are on low rolling clay-loam hills with good water-holding capacity. Average rainfall is 22 inches. Two small reservoirs currently exist on these properties and a third reservoir will be created in the summer of 2003 to meet the vineyard's current and future irrigation needs.
     None of this property is frost protected but, due to elevation and location, no significant losses have occurred to date from frost. There are currently no plans to install frost protection.
     Grapes from the equivalent of approximately 175 additional acres, all in the Carneros district and owned by independent growers under long-standing contracts to Acacia, have accounted for the majority of the 60,000 case annual production.
     With the increased Company-owned planting, the Company anticipates Acacia's annual production to increase to approximately 95,000 cases over the next four years.

     HEWITT VINEYARD

     In January 2000, the Company purchased two adjacent parcels of land in Rutherford, California comprising 69 acres containing two private homes and an historic Cabernet Sauvignon vineyard. The Company announced in July 2000 that it had sold the 10,000-square foot Hewitt House and four surrounding landscaped acres for $7.3 million. The vineyard consists of 68 acres, 58 that are planted, and is believed to be among the finest vineyard land in Napa Valley's notable Rutherford Bench. The Company is using the property to produce a luxury-priced single vineyard Cabernet Sauvignon wine that will be released under a new label, Hewitt Vineyard. This wine is expected to debut in "late 2004" with a limited annual release. Ultimately, the Company anticipates the vineyard to produce up to 15,000 cases of this luxury quality wine.

     CANOE RIDGE VINEYARD

     The Canoe Ridge Vineyard is located in eastern Washington State, at an altitude of approximately 800 feet on the eastern slope of the Canoe Ridge, overlooking the Columbia River. The vineyard is in the Columbia Valley AVA. The Canoe Ridge winery has an annual production capacity of approximately 32,000 cases, and produces primarily Merlot, Cabernet Sauvignon and small amounts of Chardonnay.
     Of the vineyard's approximately 275 acres, of which 169 acres are plantable, 161 acres are now planted to Merlot, Cabernet Sauvignon and Chardonnay grapes. Although temperatures during the winter months can fall below freezing, the vineyard's altitude, easterly exposure, and closeness to the Columbia River, along with the Company's viticultural practices, are believed to reduce the potential for freeze damage. The grapevines are grown in well-drained, sandy-loam soil. The vineyard has an average annual rainfall of six inches and is irrigated with water from the Columbia River under an agreement with an adjoining farm.

     SAGELANDS VINEYARD

     On June 15, 1999, the Company purchased Staton Hills(R) Winery, and its adjacent vineyards in Yakima County, Washington. The purchase price included contracts covering approximately 90 acres in Washington State's Yakima Valley and Horse Heaven Hills. The vineyard is located in the Columbia Valley AVA. The winery is located on a 121-acre parcel, none of which are currently planted to grapes. In addition to the vineyard area, the property includes a 20,000-square foot production and tasting facility with an annual production capacity of 40,000 cases.
     At the time of purchase, the Company also entered into long-term grape contracts for a total of 350 acres. The Staton Hills facility was renamed Sagelands Vineyard and the new brand was launched in January 2000.
     Sagelands Vineyard focuses on Cabernet Sauvignon and Merlot from the "Four Corners" of Columbia Valley AVA. These four areas are Rattlesnake Hills, Wahluke Slope, Horse Heaven Hills, and Walla Walla Valley. The winery is believed to eventually be able to produce approximately 140,000 cases. The Company retained the Staton Hills Winery brand and continues to produce wine under this mark.

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

     DUHART-MILON

     Duhart-Milon is located in the Medoc region of Bordeaux, France, in the town of Pauillac. The Company holds a 23.5% interest in Societe Civile Chateau Duhart-Milon ("Duhart-Milon"). The remaining 76.5% interest is owned by DBR. The property consists of approximately 170 acres of producing vineyards adjacent to the vineyards of the world renowned Chateau Lafite-Rothschild and its related winemaking facilities. In 1855, the French Government classified the top 62 wine-producing estates in the Medoc region, choosing from over 400 such estates. These top 62 estates were further classified into five "growths," based on their perceived quality. "First growth" was considered the best. Under this classification system, Duhart-Milon is rated a "fourth growth" estate. The average annual production in recent years has been approximately 35,000 cases. Duhart-Milon wines are sold under the "Chateau Duhart-Milon" and "Moulin de Duhart" labels.

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

      Quarter Ended                 High               Low
---------------------------     --------------    ---------------
December 31, 2003               $         9.10    $         7.95
September 30, 2003                       8.19               7.45
June 30, 2003                            8.46               7.52
March 31, 2003                           8.38               7.54

December 31, 2002                        9.55               7.61
September 30, 2002                       9.80               7.50
June 30, 2002                           11.15               8.25
March 31, 2002                          11.52               9.16

December 31, 2001                        9.15               8.85
September 30, 2001                       9.65               8.88
June 30, 2001                            8.60               8.25

March 31, 2001                           9.38               7.72


On March 5, 2004 the closing price for the common stock was $9 per share. The average daily trading volume of the stock was approximately 2,209 shares during the year ended December 31, 2003.

     HOLDERS OF RECORD

As of March 5, 2004, there were approximately 12,700 holders of record of the Company's stock.

     DIVIDENDS

     To date the Company has not paid any cash dividends.

     Under the terms of certain of the Company's credit facilities, the Company is restricted from paying dividends in excess of 25% of its aggregate net income.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data for the years ended December 31, 2003 and December 31, 2002; nine-month transition periods ended December 31, 2002 and December 31,2001 ; and fiscal years ended March 31, 2001 and 2000 are derived from the Company's audited consolidated financial statements. Financial data for the nine months ended December 31, 2002 is derived from the Company's unaudited consolidated financial statements and is furnished with a view to providing the reader with comparative results for the prior nine-month period, which coincides with the Company's current reporting period. This data should be read in conjunction with the financial statements and notes thereto. See "Item 8. Financial Statements and Supplementary Data."


                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                  Year Ended               Nine Months Ended               Year Ended
                                                 December 31,                December 31,                  March 31,
                                           ------------------------------------------------------------------------------------
                                              2003          2002          2002           2001          2001          2000
                                              ----          ----          ----           ----          ----          ----
STATEMENT OF OPERATIONS
     Net revenues                              $ 67,383      $ 67,005       $ 51,504      $ 41,194      $ 57,695      $ 49,227
     Gross profit                                21,623        22,128         16,777        15,590        18,252        20,692

     Other operating revenues, net                  146          (448)           (41)          195           213            40
     Selling, general and administrative
       expenses                                 (14,288)      (13,700)       (10,521)      ( 9,884)      (12,342)      (11,711)
     Operating income                             7,481         7,980          6,215         5,901         6,123         9,021
     Interest expense                            (5,213)       (4,549)        (3,641)       (3,217)       (3,824)       (2,225)

     Other income                                    73           (43)           (63)            6           891             -
     Equity in net income of Duhart-Milon           229           842            694           509           761           735
     Minority interest                             (243)         (748)          (542)         (512)         (377)       (1,290)
     Net income                                $  1,373      $  2,296       $  1,818      $  1,593      $  2,050      $  3,681
Net income per common share                    $   0.11        $ 0.19       $   0.15      $   0.15        $ 0.20      $   0.34

Balance Sheet Data:
     Working capital                           $ 57,693      $ 57,986       $ 57,986      $ 52,276      $ 41,381      $ 29,981

     Total assets                               202,812       200,194        200,194       183,909       157,891       145,665
     Long-term obligations less current
       maturities                                51,618        59,082         59,082        50,061        49,490        31,041

     Shareholders' equity                        97,998        94,793         94,793        91,315        75,134        73,672


     In July 2002, the Company shifted a major distribution channel from a broker to a distributor. Commissions and shipping costs incurred for sales to the broker were recorded as selling, general and administrative expenses. Case prices charged to the distributor have been reduced by an amount equal to these commission and shipping costs. This caused a reduction of $1,266,000 in gross revenues for the year ended December 31, 2002, when compared to previous periods. For comparability purposes, the Company reclassified $2,130,000, for the nine months ended December 31, 2001, $2,866,000, and $2,230,000 of commissions and shipping costs from selling, general and administrative expenses to net revenues for the fiscal years ended March 31, 2001, 2000. The reclassification made for the fiscal year ended March 31, 2001 was made only for the purpose of information presented in the MD&A, and is not included in the actual financial statements presented in Item 8.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     INTRODUCTION

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, goodwill impairment, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

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

     These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.
     The Company changed its fiscal year end from March 31 to December 31 in May 2001. As a result, in Item 7 the Company discusses the results of operations for the year ended December 31, 2003 and December 31, 2002; the nine-month transition period ended December 31, 2001; the nine-month periods ended December 31, 2002 (unaudited).
     The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 hereto and the Company's Consolidated Financial Statements and related notes in Item 8 hereto.

     FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so called "forward looking statements" that involve risk and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in this Item 7, and the President's Letter to the Shareholders relating to projections or predictions about the Company's future investments in vineyards and other capital projects are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to ((3)) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain or grow its volume and revenue;
(iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company; (v) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; and (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission.

     RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board
(FASB) has not issued any accounting pronouncements of material significance to the Company.

     RESULTS OF OPERATIONS

     The following table represents financial data as a percentage of net revenues for the indicated periods:


                                                                YEAR ENDED                  NINE MONTHS ENDED
                                                                DECEMBER 31,                   DECEMBER 31,
                                                            2003                2002            2002             2001
                                                            ----                ----            ----             ----
Net revenues                                                100%                100%            100%             100%
Gross profit                                                 32%                 33%             33%              38%
Other operating revenues, net                                 0%                 (1)%             0%               0%
Selling, general and administrative expenses                (21)%               (20)%           (20)%            (24)%
Operating income                                             11%                 12%             12%              14%
Interest expense, net                                        (8)%                (7)%            (7)%             (8)%
Other Income                                                  0%                  0%              0%               0%
Equity in net income of Chateau Duhart-Milon                  0%                  1%              1%               1%
Minority interests                                            0%                 (1)%            (1)%             (1)%
Net income                                                    2%                  3%              4%               4%


     As previously noted, in July 2002, the Company shifted a major distribution channel from a broker to a distributor. Commissions and shipping costs incurred for sales to the broker were recorded as selling, general and administrative expenses. Case prices charged to the distributor have been reduced by an amount equal to these commission and shipping costs. This caused a reduction of 1% in gross profit and a corresponding decrease of 2% in selling, general and administrative costs for the year ended December 31, 2002, when compared to previous periods. For comparability purposes, the Company reclassified commissions and shipping costs from selling, general and administrative expenses to net revenues for the nine months ended December 31, 2001. This reclassification resulted in a decrease in gross profit of 3%, and a corresponding decrease in selling, general and administration costs of 4% for the nine months ended December 31, 2001.

     REVENUES

     Net revenues for the year ended December 31, 2003 increased $0.4 million or less than 1% as compared to the year ended December 31, 2002. Included in the 2002 net revenue is the sale of the Carmenet brand and inventory. Excluding the Carmenet brand transaction, net revenues and cases sales increased 7%. Net revenues for the nine months ended December 31, 2002, increased $10.3 million or 25% over the comparable period in the preceding year. These increases can be attributed to successful sales promotions which impacted revenues and the shift in distribution channels from a broker to a distributor in July of 2002. Additionally, the increase in 2002 relative to comparable periods in 2001 is primarily due to the tragic events surrounding September 11, 2001 and the consequential economic downturn experienced by the hospitality industry which was most acutely felt by the Company in the last three months of 2001.

     GROSS PROFIT

     Gross profit for the year ended December 31, 2003 decreased $0.5 million or 2.25% of net revenues as compared to the year ended December 31, 2002. The decrease was attributable to promotional case sale discounts provided to be competitive in this marketplace. Gross profit for the nine months ended December 31, 2002 increased $1.2 million over the comparable period in the preceding year. Excluding the Carmenet brand transaction, gross profit decreased by $1.1 million. Additionally, the gross profit percentage decreased from 38% for the nine months ended December 31, 2001 to 33% for the nine months ended December 31, 2002. This decrease on gross profits was due to an oversupply of premium wine and increased competition within the wine industry.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended December 31, 2003, increased $0.6 million. Selling, general and administrative expenses for the nine-months ended December 31, 2002, decreased from 24% to 20% of net revenues as compared to the nine-month period ended December 31, 2001. These percentage decreases are due to an increase in sales volume and the resulting net revenues growth and are attributable to the Company's strategic focus to grow selling and marketing expenditures to remain competitive in the marketplace offset by strict operating expense control.

     OPERATING INCOME

     Operating income for the year ended December 31, 2003 decreased $0.5 million or 1% of net revenues as compared to the year ended December 31, 2002. Operating income for the nine-months ended December 31, 2002 increased $0.3 million but decreased 5% versus net revenue as compared to the nine-month period ended December 31, 2001. Decreases of 1% and 5% against net revenues are due to the continued competitive promotional allowances within the marketplace.

     INTEREST EXPENSE

     For the year ended December 31, 2003, interest expense increased by $0.7 million or 14.6% as compared to the year ended December 31, 2002. Interest expense for the nine months ended December 31, 2002 increased $0.4 million or 13% over the comparable period in the preceding year. The increase is primarily related to the Company's $11,000,000 convertible subordinated promissory notes issued in August 2002. To a lesser extent, amortization of debt renewal and restructuring costs incurred at various times in the prior year were also a contributing factor.

     OTHER INCOME

     For the year ended December 31, 2003, other income increased $0.1 million as compared to the year ended December 31, 2002. The increase is a direct result of a joint venture agreement fee established in 2003. Other income for the nine months ended December 31, 2002 decreased $0.07 million over the comparable period in the preceding year. Although not significant to the Company's operations, the other income is due to net gains (losses) from the sale of non-strategic assets during 2002.

     EQUITY IN NET INCOME OF DUHART-MILON

     The Company's 23.5% equity interest in the net income of Duhart-Milon for the year ended December 31, 2003 and 2002, for the nine months ended December 31, 2001 were $229,000, $842,000, and $761,000, respectively.
     The Company monitors its investment in Duhart-Milon primarily through its on-going communication with DBR. Such communication is facilitated by the presence of DBR's representation on the Company's Board of Directors. Additionally, various key employees of the Company make periodic visits to Duhart-Milon's offices and production facilities.
     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company records the gain or loss for currency translation in other comprehensive income or loss, which is a separate component of shareholders' equity. The amount recorded was decreased to $1.0 million from $2.9 million for the year ended December 31, 2003 as compared to the prior year, due to the increase in the relative worth of the "EURO" when compared to the U.S. dollar.

      MINORITY INTEREST

     The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The decrease in minority interest was $0.5 million, or 200% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Decreased EVV net income was attributable to competitive case sale discounts. The minority interest for the nine months ended December 31, 2002 increased $.03 million compared to the preceding period in the prior year.

     NET INCOME

     Net income for the year ended December 31, 2003 was $1.4 million, a decrease of $0.9 million, or 67% as compared to the year ended December 31, 2002. The decrease in net income is a result of a decrease in gross profits due to promotional allowances on cases sales, a decrease in earnings from Duhart-Milon, an increase in selling, general and administrative expenses and an increase in interest expense. Net income for the nine-months ended December 31, 2002 increased $0.2 million over the comparable period in the preceding year. This increase was primarily due to the sale of the Carmenet brand and inventory.

     SEASONALITY

     The Company's wine sales from quarter to quarter are highly variable due to, among other things, the timing of the release of wines for sale and changes in consumer demand. Sales are typically strongest during the fourth quarter because of heavy holiday sales and because most wines generally are released during the end of the third and beginning of the fourth quarters.

     LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

     Working capital as of December 31, 2003 was $57.9 million, compared to $58.0 million at December 31, 2002. Proceeds of $7.2 million from the sale of one of the Company's vineyards in Napa, California went to pay down the Company's revolving bank loan. This was offset by increases in inventory ($3.6 million) and in net receivables and other assets ($3.5 million).
     The Company has historically funded its growth through increases in borrowings and cash flow from operations. During 2003, the Company's primary use of its capital was to finance capital expenditures of $9.7 million and a $3.6 million increase in inventory.
     Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales. The Company currently expects its operating and capital spending requirements will total approximately $85 million for the year ending December 31, 2004.
     The Company expects to finance these future capital needs through operations, security offerings, and additional borrowings. There can be no assurance that the Company will be able to obtain this financing on terms acceptable to the Company.

     BORROWING ARRANGEMENTS

     On September 15, 2000 the Company refinanced certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "2000 Notes"). Interest on the Notes is payable quarterly at rates ranging from 8.90% to 9.23%, as amended on February 9, 2001, and principal repayments are scheduled beginning September 15, 2004 through maturity on September 15, 2010.
     The Notes were issued pursuant to a Note Purchase Agreement, which contains restrictive covenants including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments, and payment of dividends. At December 31, 2003 and 2002, the Company was in compliance with all bank covenants. Management is in constant communication with our lenders regarding compliance with the financial covenants through December 31, 2004. In the event that economic conditions weaken from 2003, one or more of the financial covenants could be impacted. Our lenders are aware of this possibility and management believes that a waiver or amendment could be obtained.
     The revolving bank loan with the Company's bank involves both (1) a $55 million revolving credit facility secured first by inventory and accounts receivable and second by substantially all of the Company's fixed assets (other than certain specified assets), and (2) a $17.5 million term loan secured first by certain of the Company's fixed assets (other than certain specified assets) and second by the Company's inventory and accounts receivable, each on a pari passu basis with the holders of the 2000 Notes. In connection with the finalization, the Company amended certain of the provisions applicable to the Notes. The possible impact to gross profit in 2004 due to the competitive marketplace and due to changes in the original covenant agreements, Management has requested covenant changes from its lenders to be effective March 31, 2004.
     On August 23, 2002, the Company acquired the winery and vineyard site formerly known as Chateau Beaucanon Winery in Rutherford, California. The site is the home for the Provenance Vineyard brand. The purchase price was $8.9 million.
     The acquisition was funded by the issuance of two convertible subordinated promissory notes in exchange for $11 million in cash (the "2002 Notes"). The 2002 Notes were issued to Les Domaines Baron de Rothschild (Lafite) ("DBR"), in the amount of $8.25 million, and SFI Intermediate Limited or its affiliates ("SFI"), in the amount of $2.75 million. The 2002 Notes accrue interest on the principal sum at a rate of 9% per annum. The principal sum and all accrued interest are due and payable in full, two years from the date of the 2002 Notes (the "Maturity Date"). At the Maturity Date, the Company may elect to pay all of the outstanding principal and accrued interest in cash or may elect to repay all or part of these amounts through conversion into shares of Company common shares at the Conversion Price of $9.4207 per share (the "Conversion Price"). DBR or SFI may elect to convert all outstanding principal only in the event of a change of control transaction, as defined in the terms of the 2002 Notes.
     In conjunction with the above activities, the Company, its lenders under the Company's Credit Agreement and its noteholders under the Company's Amended and Restated Note Purchase Agreement amended the Company's Credit Agreement and its Amended and Restated Note Purchase Agreement (1) to reflect the lenders' and noteholders' consent to the Beaucanon acquisition and the issuance of the Notes and (2) to make certain amendments in the Credit Agreement and the Amended and restated Note Purchase Agreement, including the exclusion of the Notes from the financial covenants contained in those agreements.
     We are exposed to market risk from changes in interest rates. To manage this exposure, we have entered into interest rate exchange agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.
     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized in the balance sheet at fair value. (See Note 7 to the Company's Consolidated Financial Statements).

The following table summarizes the Company's contractual obligations and borrowings as of December 31, 2003, and the timing and effect that such commitments are expected to have on the Company's liquidity and capital requirements in future periods (in thousands):


                                                                    Payments due by Period
                                --------------------------------------------------------------------------------------------
                                                   Less than            1-3                 3-5              More than 5
Contractual Obligations               Total         1 year             Years               Years                Years
------------------------------- --------------- --------------- ------------------- ------------------- --------------------
Long-term debt obligations              60,713          20,954              14,315              14,324               11,120
Operating lease obligations              7,876           1,012               2,025               1,689                3,150
------------------------------- --------------- --------------- ------------------- ------------------- --------------------
Purchase obligations                     1,786             891                 895                   -                    -
------------------------------- --------------- --------------- ------------------- ------------------- --------------------
Total                                   70,375          22,857              17,235              16,013               14,270
------------------------------- --------------- --------------- ------------------- ------------------- --------------------

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

     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the year ended December 31, 2003, approximately 85% of our wine sales were concentrated in 20 states. Changes in consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase.
     Approximately 87% of our net revenues in the year ended December 31, 2003 were concentrated in our top four selling varietal wines. Specifically, sales of Chardonnay, Pinot Noir, Cabernet Sauvignon and Merlot accounted for 43%, 16%, 14% and 14% of our net revenues, respectively.

     COMPETITION MAY HARM OUR BUSINESS

     The premium table wine industry is intensely competitive and highly fragmented. Our wines compete in all of the premium wine market segments with many other premium domestic and foreign wines, with imported wines coming primarily from the Burgundy and Bordeaux regions of France and, to a lesser extent, Italy, Chile, Argentina, South Africa and Australia. Our wines also compete with popular priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios.
     The wine industry has experienced significant consolidation. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers.

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

     AN OVERSUPPLY OF GRAPES MAY HARM OUR BUSINESS

     Current trends in the domestic and foreign wine industry point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the worldwide supply of premium wine grapes and the amount of wine which will be produced in the future. This increase in grape production has resulted in an excess of supply over demand and forces wineries to reduce, or not increase prices.

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our ten largest distributors combined represented approximately 37% and 65%, respectively, of our net revenues for the year ended December 31, 2003. Sales to our ten largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. Effective July 1, 2002, the Company switched from a single broker to a distributor in California. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

     THE LOSS OF KEY EMPLOYEES WOULD DAMAGE OUR REPUTATION AND BUSINESS

     Our success depends to some degree upon the continued services of a number of key employees. Although some key employees are under employment contracts with us for specific terms, the loss of the services of one or more of our key employees could harm our business and our reputation, particularly if one or more of our key employees resigns to join a competitor or to form a competing company. In such an event, despite provisions in our employment contracts, which are designed to prevent the unauthorized disclosure or use of our trade secrets, practices or procedures by such personnel under these circumstances, we cannot be certain that we would be able to enforce these provisions or prevent such disclosures

     SHIFTS IN FOREIGN EXCHANGE RATES OR THE IMPOSITION OF ADVERSE TRADE REGULATIONS COULD HARM OUR BUSINESS

     We conduct some of our import and export activity for wine and packaging supplies in foreign currencies. We purchase foreign currency on the spot market on an as-needed basis and engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on our operating results.
     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 5% of total consolidated revenue for the nine months ended December 31, 2003 and the volume of international transactions is increasing, which may increase this risk in the future.

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

     OUR  ACQUISITIONS  AND POTENTIAL  FUTURE  ACQUISITIONS  INVOLVE A NUMBER OF
RISKS

     Our acquisition of vineyards and wineries involves risks associated with assimilating these operations into our Company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations integrating the technology and infrastructures of disparate entities; risks inherent in the production and marketing wine and replanting of existing vineyards from white wine grapes to red wine grapes.
     We relied on debt financing to purchase Provenance Vineyards, Hewitt Vineyard, Staton Hills Winery, the Jade Mountain brand, enlarging Canoe Ridge Vineyard and buying out our partners and other vineyard land and related assets during the fiscal years ended December 31, 2001 and 2002. Consequently our debt-to-equity ratio is high in relation to our historical standards, even after the successful completion of our rights offering in November 2001. The interest costs associated with this debt will increase our operating expenses and the risk of negative cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                          THE CHALONE WINE GROUP, LTD.
                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated Balance Sheets.......................................  20
      Consolidated Statements of Income.................................  21
      Consolidated Statements of Shareholders' Equity.................... 22
      Consolidated Statements of Cash Flows.............................  23
      Notes to Consolidated Financial Statements........................  24

INDEPENDENT AUDITORS REPORTS...........................................   39



                          THE CHALONE WINE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                  (All amounts in thousands, except share data)


                                                   ASSETS

                                                                December 31,              December 31,
                                                                    2003                      2002
                                                          ----------------------------------------------------
Current assets:

  Cash                                                                 $          -              $          -
  Accounts receivable, net                                                   19,753                    15,770
  Notes receivable                                                              218                       190
  Income tax receivable                                                         232                       223
  Inventory                                                                  84,840                    81,272
  Prepaid expenses and other current assets                                     405                     1,000
                                                          ----------------------------------------------------
    Total current assets                                                    105,440                    98,455
                                                          ----------------------------------------------------
Investment in Chateau Duhart-Milon                                           11,278                    10,067
Non-current notes receivable                                                    218                       447
Property, plant and equipment, net                                           72,494                    77,953
Goodwill                                                                      8,582                     8,582
Trademarks                                                                    2,864                     2,875
Other assets                                                                  1,719                     1,815
                                                          ----------------------------------------------------
    Total assets                                                       $    202,595              $    200,194
                                                          ====================================================

                                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term obligations                           $     7,154              $      2,295
  Current portion of obligations under capital lease                            791                       716
  Revolving bank loan                                                        13,800                    18,523
  Accounts payable and accrued liabilities                                   25,805                    18,935
                                                          ----------------------------------------------------
    Total current liabilities                                                47,550                    40,469
                                                          ----------------------------------------------------
Long-term obligations, less current maturities                               39,759                    46,753
Long-term obligations, convertible subordinated debt                         11,000                    11,000
Obligations under capital lease, less current portion                           859                     1,329
Liability on interest rate swap contract                                      1,084                     1,355
Deferred income taxes                                                         1,180                       923
                                                          ----------------------------------------------------
    Total liabilities                                                       101,432                   101,829
                                                          ----------------------------------------------------

Minority interest                                                             3,165                     3,572
Shareholders' equity:
  Common stock - authorized 15,000,000 shares no
  par value; issued and outstanding: 12,075,757 and
  12,075,101 shares, respectively                                            76,472                    76,474
  Retained earnings                                                          23,164                    21,790
  Accumulated other comprehensive loss                                       (1,638)                   (3,471)
                                                          ----------------------------------------------------
    Total shareholders' equity                                               97,998                    94,793
                                                          ----------------------------------------------------
    Total liabilities and shareholders' equity                         $    202,595              $    200,194
                                                          ====================================================

 The accompanying notes are an integral part of the consolidated financial statements.




                          THE CHALONE WINE GROUP, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                (All amounts in thousands, except per share data)

                                                             Year Ended December 31,             Nine Months Ended
                                                                                                    December 31,
                                                     ----------------------------------------- -----------------------
                                                             2003                2002                   2001
                                                     ----------------------------------------- -----------------------

Gross revenues                                             $ 69,422                $   69,001               $  42,353
     Excise taxes                                            (2,039)                   (1,996)                 (1,159)
                                                     ----------------------------------------- -----------------------
Net revenues                                                 67,383                    67,005                  41,194

Cost of wines sold                                          (45,760)                  (44,877)                (25,604)
                                                     ----------------------------------------- -----------------------
     Gross profit                                            21,623                    22,128                  15,590
Other operating revenues (expenses), net                        146                      (448)                    195
Selling, general and administrative expenses                (14,288)                  (13,700)                 (9,884)
                                                     ----------------------------------------- -----------------------
     Operating income                                         7,481                     7,980                   5,901
Interest expense, net                                        (5,213)                   (4,549)                 (3,217)
Other income (expenses)                                          73                       (43)                      6
Equity in net income of Chateau Duhart-Milon                    229                       842                     509
Minority interests                                             (243)                     (748)                   (512)
                                                     ----------------------------------------- -----------------------
     Income before income taxes                               2,327                     3,482                   2,687
Income taxes                                                   (954)                   (1,186)                 (1,094)
                                                     ----------------------------------------- -----------------------
     Net income                                            $  1,373                $    2,296               $   1,593
                                                     ========================================= =======================

Net income available to common shareholders                $  1,373                $    2,296               $   1,593

Earnings per share-basic                                   $   0.11                $     0.19               $    0.15
Earnings per share-diluted                                 $   0.11                $     0.19               $    0.15


 The accompanying notes are an integral part of the consolidated financial statement.




                          THE CHALONE WINE GROUP, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (All amounts in thousands)
                                        Common Stock
                                                                                          Accumulated
                                                                                                Other
                                                  Number of                  Retained   Comprehensive              Comprehensive
                                                     Shares        Amount    Earnings            Loss     Total           Income

Balance, March 31, 2001                              10,248      $ 61,578    $ 17,901     $   (4,345)   $75,134       $    1,261

     Employee stock purchase plan                         3            23           -              -         23                -
     Options exercised                                   53           188           -              -        188                -
     Profit sharing, net of repurchases                  (1)          (15)          -              -        (15)               -
     Foreign currency translation  adjustment             -             -           -             80         80               80
     Cumulative effect of adopting
     SFAS No. 133 (net of tax of $129)                    -             -           -           (189)      (189)            (189)
     Changes in fair value of derivatives
       (net of tax of $141)                               -             -           -           (203)      (203)            (203)
     Transition Adjustment reclassified
       in earnings (net of tax of $32)                                                            45         45               45
     Rights Offering                                  1,765        14,659           -              -     14,659                -
     Net income                                           -             -       1,593              -      1,593            1,593
Balance, December 31, 2001                           12,068      $ 76,433      19,494         (4,612)    91,315            1,326

     Employee stock purchase plan                         4            29           -              -         29                -
     Options exercised                                    1            13           -              -         13                -
     Profit sharing, net of repurchases                   2            (1)          -              -         (1)               -
     Foreign currency translation  adjustment             -             -           -          1,436      1,436            1,436
     Changes in fair value of derivatives
       (net of tax of $284)                               -             -           -           (408)      (408)            (408)
     Transition Adjustment reclassified
       in earnings (net of tax of $78)                                                           113        113              113
     Net income                                           -             -       2,296              -      2,296            2,296
Balance, December 31, 2002                           12,075      $ 76,474    $ 21,790     $   (3,471)   $94,793       $    3,437

     Employee stock purchase plan                         3            18                                    18
     Options exercised                                    1             5                                     5
     Profit sharing, net of repurchases                  (3)          (25)                                  (25)
     Foreign currency translation                         -                                    1,852      1,852            1,852
     Changes in fair value of derivatives                 -
       (net of tax of $ 109)                              -                                     (236)      (236)            (236)
     Transition Adjustment reclassified
       in earnings (net of tax of $ 277)                                                         217        217              217
     Net income                                           -             -       1,373              -      1,373            1,373
                                                  ------------------------------------
Balance, December 31, 2003                           12,076      $ 76,472    $ 23,164     $   (1,638)   $97,998       $    6,643
                                                  ------------------------------------


 The accompanying notes are an integral part of the consolidated financial statements




                          THE CHALONE WINE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                Year Ended December 31,        Nine Months Ended
                                                                                                  December 31,
 ------------------------------------------------------------------------------------------------------------------
                                                                2003             2002                2001
                                                          ---------------------------------------------------------
Cash flows from operating activities:
Net income                                                          $ 1,373        $  2,296               $  1,593
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                     7,523           9,019                  5,644
    Equity in net income of Chateau Duhart-Milon                       (229)           (842)                  (509)
    Increase in minority interests                                      243             748                    512
    Other                                                                 7            (208)                    44
    Changes in:
     Accounts and other receivables                                  (3,983)         (4,295)                (1,347)

     Income taxes receivable                                             (9)              -                   (223)
     Inventories                                                     (3,568)         (4,614)               (17,325)
     Prepaid expenses and other assets                                  691            (750)                  (368)
     Deferred income taxes                                              149             167                  1,426
     Accounts payable and accrued liabilities                         6,872          (3,840)                14,952
                                                          ---------------------------------------------------------
    Net cash provided by (used in) operating activities               9,069          (2,319)                 4,399
                                                          ---------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                               (9,763)         (9,301)                (8,305)
  Property and business acquisitions                                      -          (8,912)                     -
  Distributions to minority partner                                    (650)           (377)                     -
  Proceeds from disposal of property and equipment                    7,521           4,862                    136
  Net changes of notes receivable                                       208             197                   (834)
  Investment in Edna Valley Vyd brand name and joint
    venture                                                               -               -                 (1,050)
  Distributions from Duhart-Milon                                       870             108                    519
                                                          ---------------------------------------------------------
    Net cash used in investing activities                            (1,814)        (13,423)                (9,534)
                                                          ---------------------------------------------------------
Cash flows from financing activities:
  Borrowings (repayment) on revolving bank loan-net                  (4,723)          6,437                 (7,913)
  Proceeds from issuance of long-term debt                                -          11,000                      -
  Net change in capital lease obligation                               (395)           (781)                  (326)
  Repayment of long-term debt                                        (2,135)           (887)                (1,537)
  Repayment of short-term debt                                                          (68)                     -
  Net proceeds from rights offering                                       -               -                 14,659
  Proceeds from issuance of common stock                                 (2)             41                    196
                                                          ---------------------------------------------------------
    Net cash provided by financing activities                        (7,255)         15,742                  5,079
                                                          ---------------------------------------------------------
Net increase (decrease) in cash and equivalents                           -               -                    (56)
Cash and equivalents at beginning of year                                 -               -                     56
                                                          ---------------------------------------------------------
Cash and equivalents at end of year                                  $    -         $     -                $     -
                                                          =========================================================
Other cash flow information:
  Interest paid                                                     $ 5,128        $  5,242               $  3,373
  Income taxes paid                                                     163           1,701                    984
Non-cash investing & financing activities:
  Unrealized foreign currency gain                                  $ 1,852        $  1,436                $    80
  Interest swap fluctuation, net                                        (19)           (295)                   347
  Equipment acquired under capital lease                                  -               -                  3,152

 The accompanying notes are an integral part of the consolidated financial statements.


                          THE CHALONE WINE GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

     The Chalone Wine Group, Ltd. ("the Company") produces and sells super premium to luxury quality table wines. The Company sells the majority of its products to wholesale distributors, restaurants, and retail establishments throughout the United States, Canada and Europe. Export sales accounted for approximately 2%, 5%, and 3%, respectively, of total revenue for the year ended December 31, 2003 and 2002, and for the nine months ended December 31, 2001. The Company supplies some of its grape needs from its estate-owned vineyards but utilizes independent grape growers for a majority of its grape requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and Edna Valley Vineyard ("EVV"), a winery operation in San Luis Obispo County, California, owned 50% by the Company and 50% by Paragon Vineyard Company, Inc. ("Paragon"). The Company is EVV's managing joint venture partner and supervises EVV's winery operations, sells and distributes the wine and is deemed to control EVV for accounting purposes. The Company has certain commitments related to its continuing ownership of EVV (See
Note 13). Intercompany transactions and balances have been eliminated.
     At December 31, 2003, Domaines Baron de Rothschild (Lafite) ("DBR"), a French company, owned approximately 46% of the Company's outstanding common stock, and the Company owns a 23.5% partnership interest in DBR's Societe Civile Chateau Duhart-Milon ("Duhart-Milon"), a Bordeaux wine-producing estate located in Pauillac, France. The Company accounts for this investment using the equity method.

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

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, with depreciation provided in amounts sufficient to allocate the depreciable assets to operations over their estimated useful lives. For financial reporting purposes depreciation of property, plant and equipment, which includes assets under capital lease, is provided on the straight-line method, with the exception of barrels, which is depreciated using an accelerated method. For tax reporting purposes accelerated methods are used.
     The ranges of useful lives used in computing depreciation are ((3)) 15 to 35 years for vineyard development costs, (ii) 80 years for caves, (iii) 15 to 40 years for buildings and (iv) 3 to 20 years for machinery and equipment.
     Capitalized costs of planting new vines and ongoing cultivation costs for vines not yet bearing fruit, including interest, are classified as vineyard development. Depreciation commences in the initial year the vineyard yields a commercial crop, generally in the third or fourth year after planting.

     Interest of $1.1 million, $1.2 million, and $.7 million was capitalized to property, plant and equipment for the years ended December 31, 2003 and 2002, and for the nine months ended December 31, 2001, respectively.
     Caves represent improvement costs to dig into hillsides and structurally reinforce underground tunnels used to age and store the Company's wines.

     INTANGIBLE ASSETS

     The Company's intangible assets consist of goodwill and trademarks. As of January 1, 2002 the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Accordingly, goodwill and trademarks that have been determined to possess indefinite lives are not amortized, but are reviewed for impairment at least annually. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company applied impairment tests to its recorded goodwill in accordance with SFAS 142 and determined that no impairment loss had occurred during the year ended December 31, 2003.

     For purposes of pro forma disclosure, had the Company's goodwill and trademarks been accounted for under SFAS No. 142, net income and earnings per share would have been increased to the following pro forma amounts (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                                              Nine Months Ended
                                         Year Ended December 31,                 December 31,
                                      2003                    2002                   2001
                               --------------------   ---------------------   -------------------
Reported net income                      $   1,373               $   2,296             $   1,593
Goodwill amortization                            -                       -                   280
Trademark amortization                          11                       -                   109
                               --------------------   ---------------------   -------------------
     Adjusted net income                 $   1,384               $   2,296             $   1,982

BASIC EARNINGS PER SHARE
Reported net income                       $   0.11               $    0.19             $    0.15
Goodwill                                         -                       -                  0.03
Trademark                                        -                       -                  0.01
                               --------------------   ---------------------   -------------------
     Adjusted net income                  $   0.11               $    0.19             $    0.19

DILUTED EARNINGS PER SHARE
Reported net income                       $   0.11               $    0.19                  0.15
Goodwill                                         -                       -                  0.03
Trademark                                        -                       -                  0.01
                               --------------------   ---------------------   -------------------
     Adjusted net income                  $   0.11               $    0.19             $    0.19


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

     FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's investee, Duhart-Milon, is the Euro and as a result the Company records the effect of exchange gains and losses on its equity in Duhart-Milon in other comprehensive income or loss, a separate component of shareholder's equity.

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

     SHIPPING COSTS

     Shipping costs are included in selling general and administrative expense and totaled $357,000, $290,000 and $114,000 for the years ended December 31, 2003 and 2002, and for the nine months ended December 31, 2001 (See Note 18).

     ACCOUNTING FOR INCOME TAXES

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

     STOCK BASED COMPENSATION

     The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
     SFAS 123, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             Twelve Months Ended     Twelve Months Ended       Nine Months Ended
                                                December 31,             December 31,            December 31,
                                                    2003                     2002                    2001
                                            ----------------------  -----------------------  ----------------------
Expected life, following vesting (months)                     113                      117                     117
Stock volatility                                            34.3%                    32.5%                   31.2%
Risk-free interest rate                                     3.59%                     5.2%                    6.5%
Dividends                                                       -                       -                       -


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


                               Twelve Months           Twelve Months           Nine Months
                                    Ended                  Ended                   Ended
                                December 31,            December 31,             December 31,
Net income:                         2003                    2002                    2001
                           -----------------------  ----------------------  ----------------------
    As reported                        $    1,373             $     2,296              $    1,593
    Pro forma                          $    1,075             $     1,739              $    1,003
Earnings per share:
    Basic                              $     0.11             $      0.19              $     0.15
    Diluted                            $     0.11             $      0.19              $     0.15
    Pro forma basic                    $     0.09             $      0.14              $     0.10
    Pro forma diluted                  $     0.09             $      0.14              $     0.09



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

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the periods ended December 31, 2003 and 2002, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

     The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts or in income when the hedged transaction occurs. The Company did not transact in forward exchange contracts during the 2003 year. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant for the year ended December 31, 2003 and the nine months ended 2002.

     NET INCOME PER SHARE

     Basic net income per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the difference between basic and diluted EPS for the Company reflects the inclusion of dilutive stock options, the effect of which is calculated using the treasury stock method as shown below. The convertible promissory notes were not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive.
     The following reconciles audited amounts reported in the financial statements (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                                  Effect of dilutive securities
                                             ------------------------------------------------------------------------
                                                 Basic EPS          Warrants        Stock Options      Diluted EPS
                                             ------------------ ------------------------------------ ----------------
Year ended December 31, 2003:
   Income available to common stockholders           $   1,373                  -                 -        $   1,373
   Weighted average shares outstanding                  12,076                  -                 4           12,080
                                             ------------------                                      ----------------
   Earnings per common share                          $   0.11                                             $    0.11
                                             ------------------                                      ----------------

Year ended December 31, 2002:
   Income available to common stockholders           $   2,296                  -                 -        $   2,296
   Weighted average shares outstanding                  12,072                  -                19           12,091
                                             ------------------                                      ----------------
   Earnings per common share                          $   0.19                                             $    0.19
                                             ------------------                                      ----------------

Nine months ended December 31, 2001:
   Income available to common stockholders           $   1,593                  -                 -        $   1,593
   Weighted average shares outstanding                  10,558                  -                58           10,616
                                             ------------------                                      ----------------
   Earnings per common share                          $   0.15                                             $    0.15
                                             ==================                                      ================


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

     ACCUMULATED OTHER COMPREHENSIVE INCOME

     Accumulated other comprehensive income consists of the following at December 31, 2003:

                                                                       2003             2002
        ---------------------------------------------------- ----------------- -- ----------------
        Unrealized losses on cash flow hedges net of tax             $    660             $   641
        ---------------------------------------------------- ----------------- -- ----------------
        Foreign currency translation adjustments                          978               2,830
        ---------------------------------------------------- ----------------- -- ----------------
        Accumulated other comprehensive income                       $  1,638             $ 3,471
        ---------------------------------------------------- ----------------- -- ----------------

NOTE 3 - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     A summary of the changes in the Company's allowance for doubtful accounts receivable is as follows: (IN THOUSANDS):


                                                  Balance at       Charges to     Deductions     Balance at End
                                                 Beginning of       Costs and                       of Period
                                                    Period          Expenses

     Nine months ended December 31, 2001:               $    393        $    490     $    (105)         $    778
                                              ===================================================================
     Year Ended December 31, 2002:                      $    778        $    490     $    (931)         $    337
                                              ===================================================================
     Year Ended December 31 2003:                       $    337        $     80     $     (82)         $    335
                                              ===================================================================

NOTE 4 - INVENTORY

     Inventory consists of the following (IN THOUSANDS):

                                      December 31, 2003    December 31, 2002
                                     ------------------   ------------------
     Bulk Wine                                $ 50,502    $          48,312

     Bottled Wine                               33,955               32,171

     Wine packaging supplies                       165                  415

     Other                                         218                  374
                                     ------------------   ------------------
     Total                                    $ 84,840    $          81,272
                                     ==================   ==================



NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following (IN THOUSANDS):

                                        December 31,       December 31,
                                            2003               2002
                                      -----------------  ------------------
     Land                                   $   17,691          $   20,737
     Vineyards                                  14,103              12,960
     Vineyards under development                15,633              17,583
     Caves                                       1,678               1,678
     Buildings                                  28,733              26,592
     Machinery and equipment                    39,192              36,136
                                      -----------------  ------------------
                                               117,030
                                                                   115,686
     Accumulated depreciation                  (44,536)            (37,733)
                                      -----------------  ------------------
     Total                                   $  72,494          $   77,953
                                      =================  ==================



NOTE 6 - ACQUISITION

     On August 23, 2002, the Company acquired substantially all of the assets of the winery and vineyard site formerly known as Beaucanon Winery in Rutherford, California. The purchase price was $8.9 million and was accounted for using the purchase method of accounting in accordance with SFAS 141, BUSINESS COMBINATIONS. The purchase price was allocated to each asset acquired based on their relative estimated fair values at the date of acquisition. No goodwill or other intangible assets were recorded. The Company financed the acquisition with subordinated debt to related parties (See Note 8).

NOTE 7- INVESTMENT IN CHATEAU DUHART-MILON

     Duhart-Milon's condensed balance sheet as of December 31, 2003 and 2002 and the results of its operations for the years ended December 31, 2003 and 2002, and for the nine months ended December 31, 2001 are as follows (translated into U.S. dollars at the year-end and average exchange rate for the period, respectively) (IN THOUSANDS):


                                           December 31, 2003      December 31, 2002
                                         --------------------------------------------
     Inventory                                     $     4,025   $             3,887
     Other current assets                                5,197                 9,475
                                         ----------------------  --------------------
          Current assets                                 9,222                13,362
                                         ----------------------  --------------------
     Property and equipment, net                         5,413                 2,825
                                         ----------------------  --------------------
          Total assets                             $    14,635   $            16,187
                                         ======================  ====================

     Current liabilities                            $    2,842   $             2,668
     Partner's equity                                   11,793                13,519
                                         ----------------------  --------------------
          Total liabilities and equity              $   14,635   $            16,187
                                         ======================  ====================

     Duhart-Milon's   results  of  operations  are  summarized  as  follows  (IN
THOUSANDS):

                                                        Year Ended               Year Ended     Nine Months Ended
                                                     December 31, 2003       December 31, 2002  December 31, 2001
                                                  -------------------------------------------------------------
     Revenues                                                 $   4,677          $    6,726         $    3,504
     Cost of Sales                                               (3,485)             (2,955)            (1,355)
                                                  -------------------------------------------------------------
          Gross profit                                            1,192               3,771              2,149
                                                  -------------------------------------------------------------
     Revenues (expenses) from other operations,
       net                                                         (218)               (189)                19
                                                  -------------------------------------------------------------
          Net earnings                                         $    974          $    3,582         $    2,168
                                                  =============================================================
     Equity in earnings of Duhart-Milon                        $    229          $      842         $      509
                                                  =============================================================

     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, the Company recognizes currency translation gains or losses in shareholders' equity as accumulated comprehensive income or loss, which totaled $978,000 as of December 31, 2003. This amount decreased from $2,830,000 as of December 31, 2002 due to the increase in the relative worth of the Euro when compared to the U.S. dollar during the twelve months ended December 31, 2003.

NOTE 8 - BORROWING ARRANGEMENTS

Borrowing arrangements consist of the following (IN THOUSANDS):

                                                                                          DECEMBER 31, 2003       DECEMBER 31, 2002


Revolving bank loan of $50,000,000, interest at the Eurodollar Rate based on LIBOR                $  13,000               $  16,098
plus an indexed spread (2.99% combined at December 31, 2003), interest payable on the last day of each interest period ranging from one to six months, secured, due April
2009 (see below)

Swingline bank loan of  $5,000,000,  interest at 0.5% per annum above the latest
Federal Funds Rate plus an indexed spread (2.78% combined at December 31, 2003),
interest payable monthly, secured, due April 2005 (see below)                                           800                   2,425

Senior  secured notes (series A, B, C),  interest at rates ranging from 8.90% to
9.23% at December  31,  2003  payable  monthly,  principal  payments  commencing
September 2004,
payable annually through September 15, 2010 (see below)                                              30,000                  30,000

Note payable to financial institution, interest at varying rates (7% at December 31,
2003), principal and interest payable monthly through November  2006                                     26                       -

Bank term loan,  interest at the Eurodollar  Rate based on LIBOR plus an indexed spread (3.49% combined at December 31, 2003),  interest  payable on the last day of each  interest  period  ranging  from one to six months,  principal  payments commencing June
2003 payable quarterly through April 2009 (see below)                                                15,400                  17,500

Mortgage note payable to financial institution, interest at varying rates (3.25% at
December 31, 2003), principal and interest payable monthly through August 2021                        1,487                   1,548
                                                                                                     60,713                  67,571
Less current maturities                                                                             (20,954)                (20,818)
                                                                                      ----------------------  ----------------------
Long-term obligations, net of current maturities                                                   $ 39,759               $  46,753
                                                                                      ======================  ======================

Convertible subordinated note to related party, interest at 9.00% per annum, interest
and principal due August 2004 (convertible into common stock at $9.4207 per share)                 $  2,750                $  2,750

Convertible subordinated note to related party, interest at 9.00% per annum, interest
and principal due August 2004 (convertible into common stock at $9.4207 per share)                    8,250                   8,250
                                                                                      ----------------------  ----------------------
Related party note payable, net of current maturities                                             $  11,000               $  11,000
                                                                                      ======================  ======================

     On September 15, 2000 the Company refinanced certain borrowings through the issuance of $30 million of Senior Unsecured Notes (the "2000 Notes"). Proceeds from the 2000 Notes were used to repay $20 million of revolving bank borrowings under a previous credit agreement and $10 million of the $30 million term loan. Currently, interest on the 2000 Notes is payable quarterly at rates ranging from 8.90% to 9.05% and annual principal repayments are scheduled to begin September 15, 2004 through maturity on September 15, 2010.
     In 2002, the Company's revolving bank loan expired and two extensions were provided extending the maturity date to April 30, 2002. On April 22, 2002, the Company finalized the borrowing arrangement with the bank that provided the revolving bank loan. The borrowing arrangement with its bank involves both (1) a $55 million revolving credit facility secured first by inventory and accounts receivable and second by substantially all of the Company's fixed assets (other than certain specified assets), and (2) a $17.5 million term loan secured first by certain of the Company's fixed assets (other than certain specified assets) and second by the Company's inventory and accounts receivable, each on a pari passu basis with the holders of the 2000 Notes. In connection with the finalization, the Company amended certain of the provisions applicable to the 2000 Notes.
     In connection with the $55 million revolving credit facility, the Company is obligated for the payment of fees relative to the unused portion at indexed rates ranging from 0.25% to 0.45%. The fees are computed daily on the outstanding unused balance. At December 31, 2003, the unused portion of the facility commitment was $41.2 million.

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

     Maturities of borrowings for each of the next five years ending at December 31 are as follows (IN THOUSANDS):


          2004                  20,954
          2005                   7,156
          2006                   7,159
          2007                   7,161
          2008                   7,163
       Thereafter               11,120
                          -------------
         Total                  60,713
                          =============

     In 1999 the Company entered into an interest-rate swap contract for a notional amount of $20.0 million, maturing on April 6, 2006 the balance of which was reduced to $13.5 million at December 31, 2003 and $15.5 million at December 31, 2002. This contract effectively converts the variable LIBOR rate, which would otherwise be paid by the Company on its $20.0 million bank term-loan balance into a fixed-rate obligation over a period which corresponds to that of the underlying loan agreement. During that time, the rate that the Company will be obligated to pay, after including the lending institution's additional mark-up (which is based on financial ratios, and varies accordingly), will be fixed at 6.95%. Effective April 1, 2001, the Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" (See note 15). The fair value of the contract was approximately $1.08 million on December 31, 2003. This amount (net of tax effect) will be the cumulative transition adjustment recorded in other comprehensive income as required under SFAS No. 133.

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

      Option activity under the plans has been as follows:


                                                                                  Number of Shares          Weighted Average
                                                                                                              Exercise Price


     Outstanding, March 31, 2001                                                           790,494                 $   10.00
                                                                                ------------------- -------------------------
          Granted (weighted average fair value of $5.91 )                                  172,873                     11.11
          Exercised                                                                       (121,105)                     8.63
          Canceled                                                                          (5,059)                     9.58
                                                                                ------------------- -------------------------
     Outstanding, December 31, 2001                                                        837,203                     10.43
                                                                                ------------------- -------------------------
          Granted (weighted average fair value of $5.06 )                                  207,978                      9.60
          Exercised                                                                         (1,532)                     8.38
          Canceled                                                                        (137,500)                    11.22
                                                                                ------------------- -------------------------
     Outstanding, December 31, 2002                                                        906,149                 $   10.18
                                                                                ------------------- -------------------------
          Granted (weighted average fair value of $ 4.05 )                                 219,750                      8.25
          Exercised                                                                           (780)                     6.50
          Canceled                                                                         (77,454)                     9.65
                                                                                ------------------- -------------------------
     Outstanding, December 31, 2003                                                      1,047,665                 $    9.81
                                                                                =================== =========================

     Additional information regarding options outstanding as of December 31, 2003 is as follows:


                                        Options Outstanding (all exercisable)
                       ------------------------------------------------------------------------
     Range of                                     Weighted Avg.
     Exercise                Number                 Remaining               Weighted Avg.
      Prices               Outstanding          Contractual Life           Exercise Price
--------------------   --------------------  ------------------------  ------------------------
    $5.00-$7.99                     48,530          3.0 years                       $     7.43
    $8.00-$9.99                    588,585          5.5 years                             8.92
   $10.00-$12.99                   410,550          4.5 years                            11.37
                       --------------------  ------------------------  ------------------------
                                 1,047,665          5.0 years                       $     9.81
                       ====================  ========================  ========================

     All options outstanding at December 31, 2003 are exercisable, except for 94,000 options granted May 16 2003 and 10,800 options granted December 31, 2003 with an exercise price of $8.40 and $8.80, respectively.

     EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to use salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three-month offer period or beginning of the Purchase Plan start (27 months), subject to an annual limitation. Shares issued under the plan were 2,699 shares for the year ended December 31, 2003, 3,923 shares for the year ended December 31, 2002 and 3,145 shares for the nine months ended December 31, 2001, at weighted average prices of $6.65, $7.43 and $7.37, respectively. The weighted average fair value per share of the awards in the twelve months ended December 31, 2003, for the twelve months end December 31, 2002 and for the nine months ended December 31, 2001 was $7.96, $9.22, and $8.67, respectively. At December 31, 2003, 48,000 shares were reserved for future issuances under the Purchase Plan.

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

NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company has a qualified profit-sharing plan, which provides for Company contributions, as determined annually by the Board of Directors, based on the Company's previous year performance. These contributions may be in the form of common stock or cash as determined by the Board of Directors. The Company contributed $57,000 and $173,000 for the year ended December 31, 2002 for the nine months ended December 31, 2001, respectively. At December 31, 2003, the plan held approximately 39,797 shares of the Company's common stock. At the participant's option, upon termination of service of any plan participant, the Company will repurchase that participant's shares held in the plan at market value.
     The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit. As determined by the Board of Directors, the Company matches employee contributions according to a specified formula and contributed $174,000, $193,000 and $177,000 to this plan for the year ended December 31, 2003, and 2002 and for the nine months ended December 31, 2001, respectively.

NOTE 12 - INCOME TAXES

     The provision for income taxes for the year ended December 31, 2003, and 2002 and for the nine months ended December 31, 2001 are summarized as follows (IN THOUSANDS):

                                                                Nine Months
                          Year Ended December 31,          Ended December 31,
                          2003               2002                 2001
Federal
          Current             $   452          $     742        $    (424)
          Deferred                245                (31)           1,047
                      ---------------- ------------------  ----------------
                                  697                711              623
State
          Current                 105                191               51
          Deferred                 60                 59              219
                      ---------------- ------------------  ----------------
                                  165                250              270
Foreign
          Current                  92                225              201
                      ---------------- ------------------  ----------------
                              $   954         $    1,186        $   1,094

     The provisions for income taxes differ from amounts computed at the U.S. federal statutory rate as follows (IN THOUSANDS):


                                                                                  Nine Months
                                              Year Ended December 31,            December 31,
                                           -----------------------------------------------------
                                                 2003             2002              2001
                                           -----------------------------------------------------
Federal income tax at statutory rate               $    791        $   1,282           $    712
State income tax, net of federal
  benefit                                               143              227                157
Foreign tax                                              92              225                201

Change in valuation allowance                            84             (133)               704

Tax credit utilization                                 (124)            (450)              (550)

Other                                                   (32)              35               (130)
                                           -----------------------------------------------------
                                                    $   954        $   1,186          $   1,094
                                           =====================================================

     The Company's deferred tax assets (liabilities) were as follows (IN THOUSANDS):


                                                                 Year Ended            Year Ended
                                                                December 31           December 31,
                                                                    2003                  2002
                                                              ------------------    -----------------
     Net operating loss and tax credit carryforward                 $     3,505           $    3,468
     Valuation allowance                                                 (2,922)              (2,838)
     Basis Difference in property, plant and equipment                   (1,885)              (1,896)
     Basis Difference in inventory                                       (1,127)              (1,046)
     Derivative financial instrument                                        423                  532
     Accrued compensation                                                   351                  485
     Other                                                                 (133)                 (79)
                                                              ------------------    -----------------
     Net deferred tax assets (liability)                            $    (1,788)          $   (1,374)
                                                              ==================    =================
     Classified as:

          Current deferred tax assets (liabilities)                 $      (608)          $     (451)
                                                              ------------------    -----------------
          Long-term deferred tax liabilities                        $    (1,180)          $   (1,048)
                                                              ==================    =================

     The Company and its subsidiaries file their federal tax returns on a consolidated basis. As of December 31, 2003, Sagelands Vineyard has a federal net operating loss carryforward of approximately $8.8 million that will expire through 2018. A valuation allowance has been established for a portion of the related deferred tax asset that management believes may not be realized due to annual limitations resulting from the ownership change in Sagelands Vineyard. In addition, the Company has a foreign tax credit carryforward of approximately $502,000 that will expire through 2007. A full valuation allowance has been established against this credit.

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

     The consolidated statements of income include the following transactions with related parties (IN THOUSANDS):


                                                                                                 Nine Months
                                                                                                     Ended
                                                                   Year Ended December 31,       December 31,
                                                          -----------------------------------------------------
                                                                 2003              2002             2001
                                                          ------------------- ---------------------------------
     Wine purchases from related parties ("DBR")                $    1,862       $    1,048        $   2,054
     Grape purchases from related parties - Paragon
       Vineyard Co.                                                  5,837            5,313            5,781
     Lease expense for land and facilities to joint
       venture partner                                                  47               96               96

Interest expense to related parties ("DBR"), ("SFI")                 1,078              376               75


NOTE 14 - COMMITMENTS AND CONTINGENCIES

     As of December 31, 2003 future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under noncancelable operating leases with terms in excess of one year are as follows:

(IN THOUSANDS)


                      2004                $  1,012
                      2005                     999
                      2006                   1,026
                      2007                     958
                      2008                     731
                   Thereafter                3,150
                                      -------------
                      Total               $  7,876
                                      =============

     Rent expense charged to operations was $1,217,000, $969,000 and $982,000 for the year ended December 31, 2003 and 2002, and for the nine months ended December 31, 2001, respectively.
     In 1991, the Company and Paragon entered into an agreement ("old agreement") to provide the Company with the option to convert EVV into a "permanent partnership" of unlimited duration. Under the old agreement, the Company had made payments totaling $1,070,000 to Paragon to have the right to extend the life of the joint venture. Under a new agreement, entered into on December 27, 1996 ("new agreement"), the Company agreed to further payments totaling $4,540,000, which provided for the Company's continued 50% ownership throughout the remaining life of the joint venture. The payments made to extend the life of the joint venture and maintain continuing ownership of the joint venture are included in goodwill and were being amortized over 40 years through December 31, 2001. Per FASB pronouncements No. 141 and 142, goodwill will no longer be amortized. Also, in December 2001, the Company purchased 50% of the brand name, Edna Valley, for $200,000, which is currently licensed to the joint venture by Paragon.
     The Company has contracted with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. The Company estimates that it has contracted to purchase approximately 9,000 to 13,000 tons of grapes per year over the next ten years. While most of these contracts stipulate that prices will be determined by current market conditions at the time of purchase, several long-term contracts provide for minimum grape or bulk wine prices. Purchases under these contracts were $18,994,000 and $18,883,000 for the year ended December 31, 2003 and 2002, respectively.

NOTE 15 - DERIVATIVE INSTRUMENTS

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as assets or liabilities, measured at fair value. For each period, changes in fair value are reported in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 also requires the Company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Upon adoption of SFAS No. 133, the Company recorded a derivative liability of $318,000 and, as other comprehensive income, $189,000 ($318,000 pre-tax) representing the cumulative effect of this change in accounting principle as the Company has designated the contract as a highly effective cash flow hedge. The fair value of this derivative (an interest rate swap) as of December 31, 2003 was $1,084,000. The net change in the swap's carrying value from December 31, 2002 to December 31, 2003 of $236,000 (net of tax of $109,000) is reflected as a reduction to other comprehensive loss in shareholders' equity.



NOTE 16 - OBLIGATIONS UNDER CAPITAL LEASE

     The Company leases barrels under long-term leases and has the option to purchase the barrels for a nominal cost at the termination of the lease. Property, plant and equipment include $315,250 of assets held under capital leases, which is net of accumulated amortization of $2,837,250. Future minimum lease payments for assets under capital leases at December 31, 2003 are as follows: (IN THOUSANDS)


     2004                                                                 891
     2005                                                                 895
                                                              ----------------
     Total minimum lease payments                                 $     1,786
     Less amount representing interest                                   (136)
                                                              ----------------
     Present value of net minimum lease payments                        1,650
     Less current portion                                                (791)
                                                              ----------------
     Obligations under capital lease, less current portion          $     859
                                                              ================


NOTE 17 - QUARTERLY DATA (UNAUDITED)

     The Company's quarterly operating results for the year ended December 31, 2003, for the year ended December 31, 2002 and for the nine-month transition period ended December 31, 2001 are summarized below (IN THOUSANDS, EXCEPT PER SHARE DATA):

                            Gross                                      EPS
       Quarter ended      revenues   Gross profit    Net income     (diluted)
------------------------ -------------------------- ------------- --------------
December 31, 2003            $22,631      $  6,528       $   490         $ 0.03
September 30, 2003            16,878         5,474           379           0.03
June 30, 2003                 15,989         5,026           440           0.04
March 31, 2003                13,925         4,595            64           0.01

December 31, 2002            $20,801      $  5,664       $   694         $ 0.06

September 30, 2002            19,012         6,633           664           0.05

June 30, 2002                 13,227         4,480           460           0.04

March 31, 2002                15,961         5,351           478           0.04

December 31, 2001            $16,209      $  5,794       $   654         $ 0.06

September 30, 2001            12,817         4,926           525           0.05

June 30, 2001                 13,327         4,870           414           0.04

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

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
The Chalone Wine Group, Ltd.


We have audited the accompanying consolidated balance sheets of The Chalone Wine Group, Ltd., as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Chalone Wine Group, Ltd., as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

                                  /s/ MOSS ADAMS LLP

Santa Rosa, California
February 13, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     A(1). FINANCIAL STATEMENTS.

     The following financial  statements of the Company are included in PART II,
ITEM 8:

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS...
      Consolidated Balance Sheets..........................................   20
      Consolidated Statements of Income....................................   21
      Consolidated Statements of Shareholders' Equity......................   22
      Consolidated Statements of Cash Flows................................   23
      Notes to Consolidated Financial Statements...........................   24

INDEPENDENT AUDITORS REPORTS...............................................   37

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

3.2      Amendment to Restated Articles, filed June 6, 1988.               (ii)

3.3      Amendment to Restated Articles, filed May 17, 1991.               (iii)

3.4      Amendment to Restated Articles, filed July 14, 1993.              (iv)

3.5      Bylaws, as amended through December 1992.                         (i)

3.6      1993 Bylaw amendments.                                            (iv)

3.7      Amendment to Restated Articles, filed June 24, 2002

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

---------
(i) Incorporated by reference to Exhibit Nos. 1 and 6, respectively, to the Exhibit herein referenced as Exhibit 4.8.

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

10.15    1988 Non-Discretionary Stock Option Plan, as amended effective
         May 16, 1991.                                                      (iv)

10.16    Employee Stock Purchase Plan, as amended effective May 16, 1991.   (iv)

10.17    Amendment/Extension of Employee Stock Purchase Plan,
         effective July 13, 1993.                                            (v)

10.18    Agreement of Joint Venture, between the Company and Canoe
         Ridge Vineyard, Incorporated [CRVI], dated December 31, 1990.      (vi)

---------
(i) Incorporated by reference to Exhibit Nos. 10.22, 10.20 and 10.21, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, dated March 11, 1989.

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

---------
(i)      Incorporated   by  reference  to  Exhibit  Nos.  10.24  through  10.27,
         respectively, to the Company's Annual Report On Form 10-K for the year ended December 31, 1992, dated March 29, 1993.

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

10.40    Credit Agreement between Edna Valley Vineyard and
         Wells Fargo Bank, dated July 30, 1997.                             (ii)

10.41    Credit Agreement between Canoe Ridge Vineyard, LLC,
         and Wells Fargo Bank, dated July 30, 1997.                         (ii)

10.42    First Amendment to Credit Agreement between the Company
         and Wells Fargo Bank incorporated as Exhibit 10.39, dated
         January 5, 1998.                                                   (ii)

10.43    Second Amendment to Credit Agreement between the Company
         and Wells Fargo Bank incorporated as Exhibit 10.39, dated
         June 9, 1998.                                                      (ii)

---------
(i)      Incorporated   by  reference  to  Exhibit  nos.  10.30  through  10.38,
         respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10.50    Purchase Agreement among Peter Ansdell, SHW Equity Co., and
         the Company, and SHW Equity Co., dated June 15, 1999.              (ii)

10.51    Senior unsecured notes (series A,B,C) between Agstar Financial    (iii)
         Services, Farm Credit Services of America and the Company, dated September 15, 2000.

10.51    Amendment to agreement between Agstar Financial Services,
         Farm Credit Services of America and the Company dated
         February, 2001.                                                    (iv)

10.52    Revolving Loan Promissory Note renewal between Cooperative
         Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland,"
         New York Branch and the Company, dated March 31, 2001.              (v)

10.53 Credit Agreement between Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York
         Branch and the Company, dated April 19, 2002.

---------
(i)      Incorporated   by  reference  to  Exhibit  Nos.  10.39  through  10.45,
         respectively, to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

23 Consent of Deloitte & Touche LLP to incorporation by reference dated, March 29, 2002.

23.1 Consent of Moss Adams LLP to incorporation by reference, dated March 27, 2002.

23.2 Consent of Deloitte & Touche LLP to incorporation by reference, dated March 31, 2003.

23.3 Consent of Moss Adams LLP to incorporation by reference, dated March 27, 2003.

23.4 Consent of Moss Adams LLP to incorporation by reference, dated March 29, 2004.

31.1     Certification of Chief Executive Officer
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      THE CHALONE WINE GROUP, LTD.


      By /s/ THOMAS B. SELFRIDGE....
         --------------------------------------------------------------
         Thomas B. Selfridge
         Chief Executive Officer
         (Principal Executive Officer)



      By /s/ SHAWN M. CONROY BLOM
         ----------------------------------------------------------------
         Shawn Conroy Blom
         Vice President of Finance and Chief Financial Officer


      Dated:  March 30, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ THOMAS B. SELFRIDGE                        Director         March 30, 2004
-------------------------------------------
Thomas B. Selfridge



/s/ CHRISTOPHE SALIN                           Chairman         March 30, 2004
-------------------------------------------
Christophe Salin



/s/JOHN M. DIEFENBACH                          Director         March 30, 2004
-------------------------------------------
John M. Diefenbach



/s/MARCEL GANI                                 Director         March 30, 2004
-------------------------------------------
Marcel Gani



/s/ MARK A. HOJEL                              Director         March 30, 2004
-------------------------------------------
Mark A. Hojel



/s/ YVES-ANDRE ISTEL                           Director         March 30, 2004
-------------------------------------------
Yves-Andre Istel



/s/ C. RICHARD KRAMLICH                        Director         March 30, 2004
-------------------------------------------
C. Richard Kramlich



/s/ GEORGE E. MYERS                            Director         March 30, 2004
-------------------------------------------
George E. Myers

/s/ JAMES H. NIVEN                            Director          March 30, 2004
-------------------------------------------
James H. Niven



/s/  PHILLIP M. PLANT                         Director          March 30, 2004
-------------------------------------------
Phillip M. Plant




/s/  ERIC DE ROTHSCHILD                       Director          March 30, 2004
-------------------------------------------
Eric de Rothschild

                          THE CHALONE WINE GROUP, LTD.
                     DIRECTORS, OFFICERS & WINERY LOCATIONS

BOARD OF DIRECTORS

Christophe Salin, CHAIRMAN
Thomas B. Selfridge, PRESIDENT & CHIEF EXECUTIVE OFFICER
John M. Diefenbach
Marcel Gani
Mark A. Hojel
Yves-Andre Istel
C. Richard Kramlich
George E. Myers
James H. Niven
Phillip M. Plant
Eric de Rothschild

OFFICERS

Christophe Salin, CHAIRMAN
Thomas B. Selfridge, PRESIDENT & CHIEF EXECUTIVE OFFICER
Shawn M. Conroy Blom, VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER,
  CORPORATE SECRETARY
Robert B. Farver, VICE PRESIDENT OF SALES AND DISTRIBUTION
Alan S. Drage, VICE PRESIDENT OF HUMAN RESOURCES


ACACIA VINEYARD
2750 Las Amigas Road, Napa, California 94559
707.226.9991
www.acaciavineyard.com

CANOE RIDGE VINEYARD
1102 W. Cherry Street, Walla Walla, Washington 99362
509.527.0885
www.canoeridgevineyard.com

MOON MOUNTAIN VINEYARD
1700 Moon Mountain Drive, Sonoma, California 95476
707.996.5870

CHALONE VINEYARD
Stonewall Canyon Road & Highway 146, Soledad, California 93960
831.678.1717
www.chalonevineyard.com

ECHELON VINEYARDS
2425 Mission Street, San Miguel, California 93401
707.254.4200
www.echelonvineyards.com

EDNA VALLEY VINEYARD
2585 Biddle Ranch Road, San Luis Obispo, California 93401
805.544.5855
www.endavalley.com

JADE MOUNTAIN
621 Airpark Road, California 94558
707.254.4200
WWW.JADEMOUNTAINVINEYARD.COM

SAGELANDS VINEYARD
71 Gangl Road, Wapato, Washington 98951
509.877.2112
WWW.SAGELANDSVINEYARD.COM

PROVENANCE VINEYARDS
1695 St. Helena Highway, Rutherford, California 94573
707.968.3633
www.provenancevineyards.com

HEWITT VINEYARD
1695 St. Helena Highway, Rutherford, California 94573
707.968.3633

CORPORATE OFFICE
621 Airpark Road, Napa, California 94558-6272
707.254.4200
WWW.CHALONEWINEGROUP.COM

WOODWARD/GRAFF WINE FOUNDATION
27 E.  NAPA ST., SUITE S, THE RED BARN, SONOMA, CALIFORNIA 95476
WWW.WOODWARD-GRAFFWINEFOUNDATION.ORG

COMMON STOCK
Chalone Wine Group, Ltd.
Common stock is currently traded over-the-counter in the NASDAQ National Market System, under the symbol "CHLN."

STOCK TRANSFER AGENT
EquiServe Trust Company, N.A.
c/o Equiserve, Inc.
P.O. Box 43023 Providence, RI 02940-3023

Shareholder Inquiries - Tel. No. 781-575-3120
Internet Address:  HTTP://WWW.EQUISERVE.COM

INDEPENDENT AUDITORS
Moss Adams LLP
Santa Rosa, California

LEGAL COUNSEL
Farella Braun + Martel, LLP
San Francisco, California

ANNUAL MEETING
The Annual Meeting of Shareholders will be held on May 28, 2004, at 2:00 p.m. at Chalone Wine Group's Corporate Office, 621 Airpark Road, Napa, California.

ANNUAL REPORT (FORM 10-K)
A copy of the Company's Annual Report, Form 10-K for the year ended December 31, 2003 is filed with the Securities & Exchange Commission and is available to shareholders by written request to:

                  Chalone Wine Group
                  Attn:  Investor Relations
                  621 Airpark Road
                  Napa, California 94558-6272