Form 10-Q
period 2004-03-31
CHALONE WINE GROUP LTD
filed 2004-05-14
CIK 742685

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended March 31, 2004

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
                                          Yes     X     No
                                              --------     --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                          Yes           No    X
                                              --------     ---------

The number of shares outstanding of Registrant's Common Stock on May 10, 2004 was 12,082,857.

================================================================================

                          The Chalone Wine Group, Ltd.

                         PART I. - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS                                                                                  PAGE

              Consolidated Balance Sheets as of March 31, 2004, and December 31, 2003.                               3

              Consolidated Statements of Income for the three-month periods ended
              March 31, 2004 and 2003.                                                                               4

               Consolidated Statements of Cash Flows for the three-month periods ended
               March 31, 2004 and 2003.                                                                              5

              Notes to Consolidated Financial Statements.                                                            6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                             12

     ITEM 4. CONTROLS AND PROCEDURES                                                                                16




                          PART II. - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



                          THE CHALONE WINE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                  (All amounts in thousands, except share data)

                           ASSETS

                                                                       March 31,         December 31,
                                                                         2004                2003
                                                                      -----------        ------------
                                                                      (unaudited)
Current assets:
  Accounts receivable, net                                              $ 12,935            $ 19,753
  Note receivable                                                            221                 218
  Income tax receivable                                                      232                 232
  Inventory                                                               82,023              84,840
  Prepaid expenses and other current assets                                  660                 405
                                                                      -----------        ------------
    Total current assets                                                  96,071             105,448
Investment in Chateau Duhart-Milon                                        10,938              11,278
Non-current note receivable                                                  154                 210
Property, plant and equipment, net                                        71,350              72,494
Goodwill                                                                   8,582               8,582
Trademarks                                                                 2,861               2,864
Other assets                                                               1,652               1,719
                                                                      -----------        ------------
    Total assets                                                       $ 191,608           $ 202,595
                                                                      ===========        ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations                            $ 7,154             $ 7,154
  Current portion of obligations under capital lease                         806                 791
  Revolving bank loan                                                     18,975              13,800
  Accounts payable and accrued liabilities                                11,435              25,805
                                                                      -----------        ------------
    Total current liabilities                                             38,370              47,550
Long-term obligations, less current maturities                            39,041              39,759
Long-term obligations, convertible subordinated debt                      11,000              11,000
Obligations under capital lease, less current maturities                     652                 859
Liability on interest rate swap contract                                     891               1,084
Deferred income taxes                                                      1,259               1,180
                                                                      -----------        ------------
    Total liabilities                                                     91,213             101,432

Minority interest                                                          3,227               3,165

Shareholders' equity:
  Common stock - authorized 15,000,000 shares no
    par value; issued and outstanding: 12,082,857
    and 12,075,503 shares                                                 76,476              76,472
  Retained earnings                                                       22,557              23,164
  Accumulated other comprehensive loss                                    (1,865)             (1,638)
                                                                      -----------        ------------
    Total shareholders' equity                                            97,168              97,998
                                                                      -----------        ------------
    Total liabilities and shareholders' equity                         $ 191,608           $ 202,595
                                                                      ===========        ============


  See accompanying notes to consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME
               (All amounts in thousands, except per share data)

                                                                  Three months ended
                                                           March 31,            March 31,
                                                          ----------------------------------
                                                              2004                2003
                                                          --------------       -------------
                                                           (Unaudited)          (Unaudited)
Gross revenues                                             $     12,715         $    13,925
  Excise taxes                                                     (364)               (417)
                                                          --------------       -------------
Net revenues                                                     12,351              13,508
Cost of wines sold                                               (8,411)             (8,913)
                                                          --------------       -------------
  Gross profit                                                    3,940               4,595
Other operating expense, net                                         19                  (5)
Selling, general and administrative expenses                     (3,308)             (2,939)
                                                          --------------       -------------
  Operating income                                                  651               1,651
Interest expense, net                                            (1,480)             (1,375)
Depreciation and amortization                                      (200)               (181)
Other income                                                         62                  53
Equity in net income of Chateau Duhart-Milon                          -                   -
Minority interests                                                  (62)                (39)
                                                          --------------       -------------
  Income before income taxes                                     (1,029)                109
Income taxes                                                        422                 (45)
                                                          --------------       -------------
  Net income                                               $       (607)         $       64
                                                          ==============       =============

Earnings per share - basic and diluted                     $      (0.05)         $     0.01

Weighted average number of shares outstanding:
  Basic                                                          12,083              12,075
  Diluted                                                        12,112              12,079


      See accompanying notes to consolidated financial statements


                          THE CHALONE WINE GROUP, LTD.

             CONSOLIDATED STATEMENTS OF CASHFLOWS
                  (All amounts in thousands)
                                                                         Three months ended
                                                                       March 31,        March 31,
                                                                      ---------------------------
                                                                         2004             2003
                                                                      -------------  ------------
Cash flows from operating activities:                                 (Unaudited)     (Unaudited)
  Net income                                                            $     (607)    $      64
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                          1,524         1,492
      Equity in net income of Chateau Duhart-Milon                               -             -
      Increase in minority interests                                            63            39
      Deferred income taxes                                                      -            54
      Other                                                                      -             -
    Changes in:
      Accounts and other receivables                                         6,818         3,927
      Inventories                                                            2,817         4,028
      Prepaid expenses and other assets                                       (188)           95
      Accounts payable and accrued liabilities                             (14,371)      (10,490)
                                                                      -------------  ------------
    Net cash used in operating activities                                   (3,944)         (791)
                                                                      -------------  ------------
Cash flows from investing activities:
  Capital expenditures                                                        (377)         (977)
  Proceeds from disposal of property and equipment                               -             -
  Net changes of notes receivable                                               53            52
                                                                      -------------  ------------
    Net cash used in investing activities                                     (324)         (925)
                                                                      -------------  ------------
Cash flows from financing activities:
  Borrowings on revolving bank loan-net                                      5,175         2,574
  Distributions to minority partner                                              -          (650)
  Net change in capital lease obligation                                      (193)         (195)
  Repayment of long-term debt                                                 (718)          (15)
  Proceeds (re-purchase of) from issuance of common stock                        4             2
                                                                      -------------  ------------
    Net cash provided by financing activities                                4,268         1,716
                                                                      -------------  ------------
Net increase (decrease) in cash and equivalents                                  -             -
Cash and equivalents at beginning of period                                      -             -
                                                                      -------------  ------------
Cash and equivalents at end of period                                   $        -     $       -
                                                                      =============  ============
Other cash flow information:
  Interest paid                                                         $    1,438     $   1,311
  Income taxes paid                                                              -            62
Non-cash investing & financing activities:
  Unrealized foreign currency gain (loss)                               $     (340)    $     304
  Interest swap fluctuation, net                                               114            78


           See accompanying notes to consolidated financial statements

                         THE CHALONE WINE GROUP, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES



BASIS OF PRESENTATION

      The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2003. Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

      The consolidated balance sheet at December 31, 2003, presented herein, has been derived from the audited consolidated financial statements of the Company for the year then ended, included in the Company's annual report on Form 10-K.


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

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the quarter ended March 31, 2004, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate

                          THE CHALONE WINE GROUP, LTD.


long-term debt to fixed rate.

      The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts of assets acquired or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant for the three months ended March 31, 2004 and 2003.


STOCK BASED COMPENSATION

      The Company accounts for stock-based awards to employees using the intrinsic value based method in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and provides the pro forma disclosures required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No compensation expense has been recognized in the financial statements for employee stock arrangements.
      As of January 1, 2003 the Company adopted the disclosure requirements of SFAS 148, ACCOUNTING FOR STOCK BASED COMPENSATION, which amends Accounting Principals Board ("APB") No. 28 by adding to the list of disclosures to be made for interim reporting periods.
      SFAS 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 117 months following vesting; stock volatility of 34.7% for the three months ended March 31, 2004 and 32.7% for the three months end March 31, 2003, risk-free interest rates of 4.27% for the three months ended March 31, 2004 and 3.83% for the three months ended March 31, 2003, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts (IN THOUSANDS, EXCEPT PER SHARE DATA).


                                                   Three months ended
                                           --------------------------------
Net income (loss):                         March 31, 2004    March 31, 2003
                                           --------------    --------------
       As reported                         $       (607)     $          64
       Compensation Expense,
          net of tax                       $        (30)     $         (23)
                                           --------------    --------------
       Pro forma                           $       (637)     $          41
Earnings (loss) per share:
       Basic                               $      (0.05)     $        0.01
       Diluted                             $      (0.05)     $        0.01
       Pro forma basic                     $          -      $           -
       Pro forma diluted                   $          -      $           -

                          THE CHALONE WINE GROUP, LTD.


NOTE 2 - COMPREHENSIVE INCOME

      Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon and gains or losses relating to derivative instruments. The following is a reconciliation of net income and comprehensive income (IN THOUSANDS):

                                                          Three months ended
                                                              March 31,
                                                     ---------------------------
                                                          2004          2003
                                                     -------------- ------------
                                                      (Unaudited)    (Unaudited)

 Net income (loss)                                   $    (607)       $     64
 Changes in fair value of derivatives; net of tax
   effect                                                   22              28
 Reclassification adjustment; net of tax effect             92              50
 Foreign currency translation gain (loss)                 (340)            304
                                                     -------------- ------------
 Comprehensive income (loss)                         $    (833)       $    446
                                                     ============== ============



NOTE 3 - INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (IN THOUSANDS):

                                        March 31,       December 31,
                                     ----------------------------------
                                          2004              2003
                                     ---------------- -----------------
                                       (Unaudited)
 Bulk wine                            $       49,401    $       50,502
 Bottled wine                                 32,235            33,955
 Wine packaging supplies                         165               165
 Other                                           222               218
                                     ---------------- -----------------
 Total                                $       82,023    $       84,840
                                     ================ =================


NOTE 4 - COMMITMENTS AND CONTINGENCIES

      Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows: (IN THOUSANDS)

                     Calendar year:
                     (nine months remaining)
                                2004             $     758
                                2005                   999
                                2006                 1,026
                                2007                   958
                                2008                   731
                                Thereafter           3,150
                                              -------------
                                 Total           $   7,622
                                              =============

      The Company contracts with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. The Company estimates that it has contracted to purchase approximately 9,000 to 13,000 tons of grapes per year over the next ten years. While most of these contracts stipulate that prices will be determined by current market conditions at the time of purchase, several long-term contracts provide for minimum grape or bulk wine prices. Purchases under these contracts were $18,994,000 for the year ended December 31, 2003.

                          THE CHALONE WINE GROUP, LTD.


NOTE 7-SUBSEQUENT EVENTS

      In May 2004, the Company successfully completed the renewal of its revolving bank loans with Rabobank and a group of syndicated lenders to provide for an additional three years. In addition, the Company amended the loan documents on its revolving bank loan and senior notes to modify the financial covenants. Management expects that these covenant modifications provide reasonable business measurements which correspond to current economic trends as well as to provide for our anticipated liquidity requirements.





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


FORWARD LOOKING STATEMENTS

      From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the

                             THE CHALONE WINE GROUP


Company; and (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 2003.


DESCRIPTION OF THE BUSINESS

      The Company produces, markets and sells super premium, ultra premium, and luxury-priced white and red varietal table wines, primarily Pinot Noir, Cabernet Sauvignon, Merlot, Syrah, Chardonnay and Sauvignon Blanc. The Company owns and operates wineries in various counties of California and Washington State. The Company's wines are made primarily from grapes grown at Chalone Vineyard, Edna Valley Vineyard, Moon Mountain Vineyard, Company-owned vineyards adjacent to the Acacia(TM) Winery and Hewitt Vineyard in California and the Canoe Ridge Vineyard in Washington State, as well as from purchased grapes.

      The wines are primarily sold under the labels "Acacia(TM)," "Canoe Ridge(R) Vineyard," "Chalone Vineyards(R)," "Dynamite Vineyards(R)," "Echelon(TM)," "Edna Valley Vineyard(R)," "Jade Mountain(R)," "Moon Mountain Vineyards(R)," "Provenance Vineyards(TM)," and "Sagelands Vineyard(R)."

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


RESULTS OF OPERATIONS - FIRST QUARTER OF 2004 COMPARED TO FIRST QUARTER 2003

The following table represents financial data as a percentage of net revenues for the indicated periods:


                                                                   Three months ended                  Percent change
                                                              March 31,            March 31,         Increase/(decrease)
                                                              -------------------------------        -------------------
                                                                 2004                 2003              2004 vs 2003
                                                              ---------------  --------------        -------------------
Net revenues                                                     100.0%              100.0%                    0.0%
                                                              ---------------  --------------
Cost of wines sold                                                (68.1)%             (66.0)%                  3.2%
    Gross profit                                                  31.9%               34.0%                    (6.2)%
Other operating expense, net                                       0.2%                 0.0                    0.0%
Selling, general and administrative expenses                      (26.8)%             (21.8)%                 22.9%
                                                              ---------------  --------------
    Operating income                                               5.3%               12.2%                   (56.6)%
Interest expense, net                                             (12.0)%             (10.2)%                 17.6%
Depreciation and amortization expense                              (1.6)%              (1.3)%                 23.1%
Other income                                                       0.5%                0.4%                   25.0%
Minority interests                                                 (0.5)%              (0.3)%                 66.7%
                                                              ---------------  --------------
    Income (loss) before income taxes                             -8.3%                0.8%                (1,137.5)%
Income taxes                                                        0.0                (0.3)%              (1,233.3)%
                                                              ---------------  --------------
    Net income (loss)                                             -4.9%                0.5%                (1,080.0)%
                                                              ===============  ==============

                          THE CHALONE WINE GROUP, LTD.


NET REVENUES

      Net revenues for the three months ended March 31, 2004, decreased $1,157,000 or 8.6%, reflecting a 12.7% decrease in case sales offset by a 4.9% increase in revenue per case when compared to the same period in the prior year. The decrease in case sales is primarily due to our sales division's conversion to a fiscal year commencing in April. This conversion combined with strong shipments in the fourth quarter of 2003 resulted in less cases than the same time period in the prior year. We anticipate we will see variations in our historical seasonality as we convert our distributors back to a fiscal year ending March 31. For financial reporting purposes the Company remains on a calendar year.

      The increase in revenue per case is due to new luxury wine releases and continued growth of our Provenance brand.




GROSS PROFIT

      Gross profit margin for the three months ended March 31, 2004, decreased by $655,000 or 14% when compared to the same period in the prior year. The gross profit percentage decreased 2.1 percent when compared to the same period in the prior year. The decrease is due to continued discount pressure experienced in the marketplace combined with the growth of wines with both higher net revenue and cost per case.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the three months ended March 31, 2004, increased approximately $371,000 or 12.6% over the comparable period in the prior year. The increase was due to the certain sales and marketing programs related to new releases. Additionally, rising worker compensation and health care costs contributed to the increase in selling, general and administration.

OPERATING INCOME

      Operating income for the three months ended March 31, 2004, decreased $1,002,000 or 61% from $1,653,000 for the three months ended March 31, 2003. The decrease occurred due to the decrease in case shipments, increase in program allowances and in selling and administrative expenses.

INTEREST EXPENSE

      Interest expense for the three months ended March 31, 2004, increased $105,000 or 7.6% over the comparable period in the prior year. The increase occurred as a result in the reduction of capitalized interest. Currently, the company has minimal vineyards in development which, in the prior year, generated capitalized interest.

EQUITY IN NET INCOME OF DUHART-MILON

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

MINORITY INTEREST

      The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV for the three months ended March 31, 2004, was approximately $62,000. The increase in minority interest was approximately $23,000 when compared to the same period last year. The increase was due to strong outside processing revenues as compared to the same period in the prior year.

                          THE CHALONE WINE GROUP, LTD.


NET INCOME(LOSS) AND EARNINGS PER SHARE

      As a result of the factors discussed above, the Company reported net loss amounted to $607,000, or ($.05) per diluted share, compared to a reported net income of $64,000, or $.01 per diluted share for the same period a year ago.



LIQUIDITY AND CAPITAL RESOURCES

      Net working capital remained essentially unchanged for the three months ended March 31, 2004. The Company has historically financed its growth through increases in borrowings and cash flow from operations. Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales.

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




      OUR REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER

      We believe period-to-period comparisons of our operating results are not necessarily meaningful, and cannot be relied upon as indicators of future performance. In addition, there can be no assurance that our revenues will grow or be sustained in future periods or that we will maintain profitability in the future. Significant factors in these quarterly fluctuations, none of which are within our control, are changes in consumer demand for our wines, the affect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us, interest rates, inventory levels and the timing of releases for certain wines, among other factors. Consequently, we have experienced, and expect to continue to experience, seasonal fluctuations in revenues and operating results.

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

      OUR  ACQUISITIONS AND POTENTIAL  FUTURE  ACQUISITIONS  INVOLVE A NUMBER OF
RISKS

      Our acquisition of Provenance Vineyards, Hewitt Ranch, Staton Hills Winery (renamed Sagelands Vineyard), the Jade Mountain brand, enlarging Canoe Ridge Vineyard and buying out our partners, and expansion to the recently acquired winery for the Provenance Vineyards (and potential future acquisitions) involve risks associated with assimilating these operations into our Company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations; integrating the technology and infrastructures of disparate entities; risks inherent in the production and marketing of wine and replanting of existing vineyards from white wine grapes to red wine grapes.

      We relied on debt financing to purchase Hewitt Ranch, Staton Hills Winery, the Jade Mountain brand, enlarging Canoe Ridge Vineyard and buying out our partners and other vineyard land and related assets in prior periods. Consequently our debt-to-equity ratio is high in relation to our historical standards, even after the successful completion of our rights offering in November 2001. The interest costs associated with this debt will increase our operating expenses and the risk of negative cash flow.

      OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

      In the three months ended March 31, 2004, approximately 90% of our wine sales were concentrated in 19 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase which could harm our business.

      Approximately 90% of our consolidated net revenues in the three months ended March 31, 2004 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Cabernet Sauvignon, Pinot Noir, and Merlot accounted for 41%, 18%, 16% and 16% of our net revenues, respectively. Changes in consumer preferences with respect to these varietal wines could adversely affect our business.

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

      WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

      We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our ten largest distributors combined represented approximately 28% and 58% of our net revenues for the three months ended March 31, 2004. Sales to our ten largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

      In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 2.5% of total consolidated revenue for the three months ended March 31, 2004. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

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

     (b) Reports on Form 8-K.

         On March, 5 2004 the Company filed a Form 8-K to provide its press release announcing its year end 2003 financial results.









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2004             THE CHALONE WINE GROUP, LTD.
--------------------             ----------------------------
                                        (Registrant)


                                     /s/ THOMAS B. SELFRIDGE
                                 --------------------------------------------
                                 Thomas B. Selfridge
                                 President and Chief Executive Officer


Dated:  May 14, 2004                /s/ SHAWN M. CONROY BLOM
--------------------             --------------------------------------------
                                 Shawn M. Conroy Blom
                                 Vice President and Chief Financial Officer