Form 10-Q
period 2004-06-30
CHALONE WINE GROUP LTD
filed 2004-08-16
CIK 742685

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission file number: 0-13406


                          THE CHALONE WINE GROUP, LTD.
             ______________________________________________________
             (Exact Name of Registrant as Specified in Its Charter)


          California                                             94-1696731
_______________________________                              ___________________
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


            621 Airpark Road
            Napa, California                                            94558
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

                              Yes [ ]      No [X]


The number of shares outstanding of Registrant's Common Stock as of August 13, 2004 was 12,097,360.

================================================================================

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE


ITEM 1. FINANCIAL STATEMENTS.


        Consolidated Balance Sheets as of June 30, 2004, and
        December 31, 2003.                                                    3

        Consolidated Statements of Income for the three-month
        and six-month periods ended June 30, 2004 and 2003.                   4

        Consolidated Statements of Cash Flows for the six-month
        periods ended June 30, 2004 and 2003.                                 5

        Notes to Consolidated Financial Statements.                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.                                  8

ITEM 3. DISCLOSURE ABOUT MARKET RISK.                                        12

ITEM 4. CONTROLS AND PROCEDURES.                                             15


                           PART II - OTHER INFORMATION


ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                    16


                          THE CHALONE WINE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)

                                     ASSETS

                                                              June 30,     December 31,
                                                              ________     ____________
                                                                2004           2003
                                                              ________       ________
                                                                    (UNAUDITED)

Current assets:
  Accounts receivable, net                                    $ 17,558       $ 19,753

  Note receivable
                                                                   224            210
  Income tax receivable
                                                                     0            232
  Inventory
                                                                78,584         84,840
  Prepaid expenses and other current assets
                                                                   486            405
                                                              ________       ________
    Total current assets                                        96,852        105,440

Investment in Chateau Duhart-Milon                              11,165         11,278

Non-current note receivable                                         97            218

Property, plant and equipment, net                              70,442         72,494

Goodwill and trademarks                                         11,440         11,446

Other assets                                                     2,064          1,719
                                                              ________       ________
    Total assets                                              $192,060       $202,595
                                                              ========       ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations                 $  4,353       $  7,154

  Current portion of obligation under capital lease                822            791

  Revolving bank loan                                           18,125         13,800

  Accounts payable and accrued liabilities                      12,840         25,805
                                                              ________       ________
    Total current liabilities                                   36,140         47,550

Long-term obligations, less current maturities                  41,125         39,759

Long-term obligations, convertible subordinated debt            11,000         11,000

Obligation under capital lease, less current maturities            435            859

Liability on interest rate swap contract                           557          1,084

Deferred income taxes                                            1,396          1,180
                                                              ________       ________
    Total liabilities                                           90,653        101,432


Minority interest                                                3,343          3,165

Shareholders' equity:
  Common stock - authorized 25,000,000 shares no par
    value; issued and outstanding: 12,096,871 and
    12,075,101 shares                                           76,598         76,472

  Retained earnings                                             23,221         23,164

  Accumulated other comprehensive loss                          (1,755)        (1,638)
                                                              ________       ________
    Total shareholders' equity                                  98,064         97,998
                                                              ________       ________
    Total liabilities and shareholders' equity                $192,060       $202,595
                                                              ========       ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                          THE CHALONE WINE GROUP, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                (All amounts in thousands, except per share data)


                                                     Three months ended             Six months ended
                                                   _______________________       _______________________
                                                   June 30,       June 30,       June 30,       June 30,
                                                     2004           2003           2004           2003
                                                   ________       ________       ________       ________
                                                 (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Gross revenues                                     $ 18,755       $ 15,989       $ 31,470       $ 29,914
Excise Taxes                                           (533)          (485)          (897)          (902)
                                                   ________       ________       ________       ________
Net revenues                                         18,222         15,504         30,573         29,012
Cost of wines sold                                  (12,401)       (10,478)       (20,812)       (19,391)
                                                   ________       ________       ________       ________
Gross profit                                          5,821          5,026          9,761          9,621
Other operating income (expense), net                   (19)            26              -             21
Costs associated with proposed acquisition             (312)             -           (312)             -
Depreciation and Amortization                          (133)          (268)          (421)          (447)
Selling, general and administrative expenses         (3,492)        (3,360)        (6,712)        (6,301)
                                                   ________       ________       ________       ________
   Operating income                                   1,865          1,424          2,316          2,894
Interest expense, net                                (1,355)        (1,129)        (2,835)        (2,504)
Other income (expense)                                  140             45            202             98
Equity in net income of Chateau Duhart-Milon            594            453            594            453
Minority interests                                     (117)           (48)          (179)           (87)
                                                   ________       ________       ________       ________
Income before income taxes                            1,127            745             98            854
Income taxes                                           (462)          (305)           (40)          (350)
                                                   ________       ________       ________       ________
Net income                                         $    665       $    440       $     58       $    504
                                                   ========       ========       ========       ========

Earnings per share - basic                         $   0.06       $   0.03       $      -       $   0.04

Earnings per share - diluted                       $   0.05       $   0.03       $      -       $   0.04

Weighted average number of shares outstanding:

Basic                                                12,086         12,075         12,084         12,075
Diluted                                              12,144         12,079         12,122         12,079


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                          THE CHALONE WINE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                     Six months ended
                                                                 ________________________
                                                                 June 30,        June 30,
                                                                   2004            2003
                                                                 ________        ________

(UNAUDITED) (UNAUDITED)
Cash flows from operating activities:
  Net income                                                     $     58        $    504
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                 3,046           2,925
      Gain on disposal of property                                    (76)            (14)
      Equity in net income of Chateau Duhart-Milon                   (594)           (453)
      Increase in minority interests                                  178              87
    Changes in:
      Accounts and other receivables                                2,427           2,210
      Inventories                                                   6,256           6,111
      Prepaid expenses and other assets                              (426)            287
      Deferred income taxes                                             0               -
      Accounts payable and accrued liabilities                    (12,966)         (7,862)
                                                                 ________        ________
    Net cash provided by (used in) operating activities            (2,097)          3,795
                                                                 ________        ________
Cash flows from investing activities:
  Capital expenditures                                               (998)         (3,685)
  Proceeds from disposal of property and equipment                     86              14
  Net change of note receivable                                       107             103
  Distribution from Chateau Duhart-Milon                              279             870
                                                                 ________        ________
    Net cash used in investing activities:                           (526)         (2,698)
                                                                 ________        ________
Cash flows from financing activities
  Borrowings on revolving bank loan, net                            4,325             675
  Distributions to minority partner                                     -            (650)
  Net change in capital lease obligation                             (393)           (393)
  Repayment of long-term debt                                      (1,435)           (731)
  Proceeds (re-purchase of) from issuance of common stock             126               2
                                                                 ________        ________
    Net cash (used in) provided by financing activities             2,623          (1,097)
                                                                 ________        ________
Net increase (decrease) in cash and equivalents                         -               -
Cash and equivalents at beginning of year                               -               -
                                                                 ________        ________
Cash and equivalents at end of year                              $      -        $      -
                                                                 ========        ========

Other cash flow information:
  Interest paid                                                  $  2,544        $  2,604
  Income taxes paid                                                    43             219
Non-cash investing and financing activities:
  Unrealized foreign currency gain                               $   (428)       $    866
  Interest swap fluctuation, net                                      311              36

                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The unaudited consolidated financial statements of the Chalone Wine Group, Ltd. ("the Company") are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information, and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2003. Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full accounting year or any future period.

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

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative hedged. During the period ended June 30, 2004, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

      The Company does not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts of assets acquired or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant for the six months ended June 30, 2004 and 2003.

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

      SFAS 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 116 months following vesting; stock volatility of 34.7% to 35.5% for the six months ended June 30, 2004 and 32.7% to 33.5% for the six months end June 30, 2003, risk-free interest rates of 4.27% to 4.59% for the six months ended June 30, 2004 and 3.43% to 3.83% for the six months ended June 30, 2003, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts (IN THOUSANDS, EXCEPT PER SHARE DATA).

                                  Three months ended        Six months ended
                                 ____________________     _____________________
                                 June 30,    June 30,     June 30,     June 30,
                                   2004        2003         2004         2003
                                 ________    ________     ________     ________
Net income:
       As reported               $    665    $    440     $     58     $    504
       Compensation Expense,
          net of tax             $   (365)   $   (167)    $   (394)    $   (190)
                                 ________    ________     ________     ________
       Pro forma                 $    300    $    273     $   (336)    $    314
Earnings per share:
       Basic                     $   0.06    $   0.04     $      -     $   0.04
       Diluted                   $   0.05    $   0.04     $      -     $   0.04
       Pro forma basic           $   0.02    $   0.02     $  (0.04)    $   0.03
       Pro forma diluted         $   0.02    $   0.02     $  (0.04)    $   0.03


NOTE 2 - COMPREHENSIVE INCOME

     Comprehensive income includes unrealized foreign currency gains and losses related to the Company's investment in Chateau Duhart-Milon and gains or losses relating to derivative instruments. The following is a reconciliation of net income and comprehensive income (IN THOUSANDS):


                                        Three months ended    Six months ended
                                             June 30,             June 30,
                                        __________________    _________________
                                          2004      2003      2004      2003
                                          _____     _____     _____     _______

Net income                                $ 665     $ 440     $  58     $   504
Changes in fair value of derivatives;
   net of tax effect                        107      (206)      129        (178)
Reclassification adjustment; net of
   tax effect                                90       149       182         199
Foreign currency translation gain           (88)      562      (428)        866
                                          _____     _____     _____     _______
Comprehensive income                      $ 774     $ 945     $ (59)    $ 1,391
                                          =====     =====     =====     =======

NOTE 3 - INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (IN THOUSANDS):


                              June 30,      December 31,
                                2004            2003
                              ________      ____________
                              (Unaudited)

Bulk wine                     $36,556         $50,502
Bottled wine                   41,589          33,955
Wine packaging supplies           165             165
Other                             274             218
                              _______         _______
Total                         $78,584         $84,840
                              =======         =======


NOTE 4 - COMMITMENTS AND CONTINGENCIES

      Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows: (IN THOUSANDS)

        Calendar year:
    (six months remaining)
             2004                    $   585
             2005                        999
             2006                      1,026
             2007                        958
             2008                        731
          Thereafter                   3,150
                                     _______
            Total                    $ 7,449
                                     =======

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

NOTE 5 - COST ASSOCIATED WITH THE PROPOSED ACQUISITION

     The Chalone Wine Group's board of directors has formed a special committee, consisting solely of independent directors, to review and evaluate a proposed acquisition of all of Chalone's outstanding publicly held shares of common stock at $9.25 per share in cash by an affiliate of Domaines Barons de Rothschild (Lafite) SCA (DBR). DBR currently owns approximately 46% of Chalone's outstanding common stock. The costs associated with the proposed acquisition represent the legal and financial consulting fees incurred by the committee to review and evaluate the DBR proposal.

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


FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so called "forward looking statements" that involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "estimates," "intends," "believes," and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines; (ii) competition from numerous domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting the Company's quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company; and (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 2003


DESCRIPTION OF THE BUSINESS

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

     The wines are primarily sold under the labels "Acacia(TM)," "Canoe Ridge(R) Vineyard," "Chalone Vineyards(R)," "Dynamite Vineyards(R)," "Echelon(TM)," "Edna Valley Vineyard(R)," "Jade Mountain(R)," "Moon Mountain Vineyards(R)," "Provenance Vineyards(TM)" and "Sagelands Vineyard(R)."

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

RECENT DEVELOPMENTS

     On May 17, Domaines Barons de Rothschild (Lafite), a 46% owner of the Company, announced it is proposing the acquisition of all of Chalone's outstanding publicly held shares of common stock at $9.25 per share in cash. On May 26, the Company's board of directors formed a special committee, consisting solely of independent directors, to review and evaluate the proposed acquisition. The special committee is expected to complete its evaluation of the proposed acquisition and to make its recommendation to the Company's board of directors by the end of August 2004.


RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS OF 2004 COMPARED TO SECOND
QUARTER AND SIX MONTHS OF 2003


                                                  Three months ended          Percent         Six months ended           Percent
                                                 June 30,     June 30,        Change        June 30,     June 30,        Change
                                                   2004         2003       2004 vs 2003       2004         2003       2004 vs 2003
                                                 ________     ________     ____________     ________     ________     ____________

Net revenues                                      100.0%       100.0%           0.0%        100.0%        100.0%           0.0%
Cost of wines sold                                -68.1%       -67.6%           0.7%        -68.1%        -66.8%           1.9%
                                                  ______       ______        _______        ______        ______        _______
    Gross profit                                   31.9%        32.4%          -1.5%         31.9%         33.2%          -3.9%
Other operating expense, net                       -0.1%         0.2%        -150.0%          0.0%          0.1%        -100.0%
Cost associated with tender offer                  -1.7%         0.0%        -100.0%         -1.0%          0.0%        -100.0%
Depreciation and Amortization                      -0.7%        -1.7%         -58.8%         -1.1%         -1.5%         -26.7%
Selling, general and administrative expenses      -19.2%       -21.7%         -11.5%        -22.2%        -21.7%           2.3%
                                                  ______       ______        _______        ______        ______        _______
    Operating income                               10.2%         9.2%          10.9%          7.6%         10.0%         -24.0%
Interest expense, net                              -7.4%        -7.3%           1.4%         -9.3%         -8.6%           8.1%
Other income                                        0.8%         0.3%         166.7%          0.7%          0.3%         133.3%
Equity in net income of Chateau Duhart-Milon        3.3%         2.9%          13.8%          1.9%          1.6%          18.8%
Minority interests                                 -0.6%        -0.3%         100.0%         -0.6%         -0.3%         100.0%
                                                  ______       ______        _______        ______        ______        _______
    Income before income taxes                      6.2%         4.8%          29.2%          0.3%          2.9%         -89.7%
Income taxes                                       -2.5%        -2.0%          25.0%         -0.1%         -1.2%         -91.7%
                                                  ______       ______        _______        ______        ______        _______
    Net income                                      3.6%         2.8%          28.6%          0.2%          1.7%         -88.2%
                                                  ======       ======        =======        ======        ======        =======



NET REVENUES

     Net revenues for the three months ended June 30, 2004 increased approximately $2,718,000 or 17.5%, over the corresponding period in the preceding year. This increase is due to a 10% increase in second quarter case sales over the same period in the preceding year and an increase in revenue per case due to new luxury wine releases and continued growth of our Provenance brand.

     Net revenues for the six months ended June 30, 2004 increased approximately $1,561,000 or 5.4%, over the corresponding period in the preceding year. The increase in revenue is due to the luxury wine releases and continued growth of our Provenance brand offset by a 0.5% decrease in case sales and continued competitive pricing.

GROSS PROFIT

     Gross profit margin for the three and six months ended June 30, 2004 decreased 0.5% and 1.3%, respectively, as compared to the corresponding periods in the preceding year. The respective decreases were driven primarily by continued pressure to provide competitive promotional allowances within the marketplace.

COST ASSOCIATED WITH PROPOSED ACQUISITION

     The Company's board of directors has formed a special committee, consisting solely of independent directors, to review and evaluate a proposed acquisition of all of the Company's outstanding publicly held shares of common stock at $9.25 per share in cash by an affiliate of Domaines Barons de Rothschild (Lafite) SCA ("DBR"). DBR currently owns approximately 46% of the Company's outstanding common stock. The costs associated with the proposed acquisition represent the legal and financial consulting fees incurred by the committee to review and evaluate the DBR proposal.

     In consideration of the costs associated with the proposed acquisition, the Company reached an agreement with the Bank group and Private Placement lenders to exclude these costs, subject to certain annual limitations, from the quarterly covenant calculations. An amendment documenting this change was finalized in August, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three and six months ended June 30, 2004, increased by $132,000 or 3.9% and $412,000 or 6.5%, respectively, over the comparable periods in the prior year. The increase is due to rising worker compensation, health care costs and winery and marketing costs associated with the new luxury wine releases and Provenance brand.

OPERATING INCOME

     Operating income for the three months ended June 30, 2004, increased by $441,000 or 31.0%, over the same period last year. The increase is due to higher case sales, the new luxury wine releases and continued growth of our Provenance brand offset with the legal and financial consulting fees associated with the DBR proposal.

     Operating income for the six months ended June 30, 2004 decreased by $578,000 or 20.0%, over the corresponding period in the preceding year. The decrease occurred due to the decrease in case shipments, an increase in program allowances, legal and financial consulting fees associated with the DBR proposal offset by the new luxury wine releases and continued growth of our Provenance brand.

INTEREST EXPENSE

     Interest expense for the three and six months ended June 30, 2004 increased $226,000 or 20.0% and $331,000 or 13.2%, respectively, over the comparable periods in the prior year. The increase occurred as a result in the reduction of capitalized interest. Currently, the company has minimal vineyards in development which, in the prior year, generated capitalized interest.

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

     Based on forecasts received by DBR, the Company anticipates that equity losses will be recorded in the third and fourth quarters of 2004.

MINORITY INTEREST

     The financial statements of Edna Valley Vineyard ("EVV") are consolidated with the Company's financial statements. The interest in EVV attributable to parties other than the Company is accounted for as a "minority interest". The minority interest in the net income of EVV for the three months and six months ended June 30, 2004 was $117,000 and $179,000 respectively. The increases in minority interest were $69,000 and $91,000 for the three and six-month periods ended June 30, 2004, respectively, when compared to the same periods last year. The increase is due to the higher net income of EVV as compared to the same period in the prior year.


NET INCOME AND EARNINGS PER SHARE

     As a result of the factors discussed above, reported net income for the six months ending June 30, 2004 amounted to $58,000 or $.00 per diluted share, compared to net income of $504,000 or $.04 per diluted share a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased $2,823,000 or 4.9% at June 30, 2004. The Company has historically financed its growth through increases in borrowings and cash flow from operations. Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales.

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

      We relied on debt financing to purchase Hewitt Ranch, Staton Hills Winery, the Jade Mountain brand, to enlarge Canoe Ridge Vineyard and to buy out our partners and other vineyard land and related assets in prior periods. Consequently our debt-to-equity ratio is high in relation to our historical standards, even after the successful completion of our rights offering in November 2001. The interest costs associated with this debt will increase our operating expenses and the risk of negative cash flow.


     OUR PROFITS DEPEND LARGELY ON SALES IN CERTAIN STATES AND ON SALES OF CERTAIN VARIETALS

     In the six months ended June 30, 2004, approximately 89% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase which could harm our business.

     Approximately 87% of our consolidated net revenues in the six months ended June 30, 2004 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Cabernet Sauvignon, Pinot Noir, and Merlot accounted for 34%, 21%, 16% and 15% of our net revenues, respectively. Changes in consumer preferences with respect to these varietal wines could adversely affect our business.

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

     WE DEPEND ON THIRD PARTIES TO SELL OUR WINE

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our ten largest distributors combined represented approximately 34% and 65%, respectively, of our net revenues during the six months ended June 30, 2004. Sales to our ten largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 3% of total consolidated revenue for the six months ended June 30, 2004. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

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

     OUR DEBT FINANCING AGREEMENTS CONTAIN RESTRICTIVE COVENANTS WITH WHICH WE MAY NOT BE ABLE TO COMPLY

     Our existing line of credit and long-term debt financing agreements contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. If we default on our financial covenants, our lenders may require that we immediately repay the full outstanding amount that we owe them. In such event, we may have to pursue alternative financing arrangements.


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


     PART II. - OTHER INFORMATION

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's 2004 Annual Meeting of Shareholders was held at the Company's executive offices, 621 Airpark Road, Napa, California, on May 28, 2004. In attendance, in person or by proxy, were 11,424,278 shares of the Company's Common Stock, or approximately 94.6% of the total votes outstanding. The following actions were taken:

         Election of Directors. All eleven positions on the Company's Board of Directors were to be filled for new one-year terms, and all nominees were duly elected, each nominee receiving in excess of 96% of the total votes. The directors thus elected, with the precise votes for, against and abstaining, were:


            DIRECTOR                         FOR         AGAINST     ABSTAIN

       John Diefenbach                    10,764,669     659,609        0
       Marcel Gani                        11,373,607      50,671        0
       Mark A. Hojel                      11,403,637      20,641        0
       Yves-Andre Istel                   11,363,494      60,784        0
       C. Richard Kramlich                11,404,221      20,057        0
       George E. Meyers                   11,321,111     103,167        0
       James H. Niven                     10,796,099     628,179        0
       Phillip M. Plant                   11,401,446      22,832        0
       Eric de Rothschild                 10,737,034     687,244        0
       Christophe Salin                   10,948,757     475,521        0
       Thomas B. Selfridge                11,126,905     297,373        0


         Ratification of Auditors. The appointment of Moss-Adams LLP as the Company's independent auditors for the fiscal year ending December 31, 2004 was ratified, with 11,384,851 votes for, 30,849 votes against and 8,578 votes abstaining.

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

     (b) Reports on Form 8-K.

         During the second quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

         - May 14, 2004. The Company issued a press release announcing its first quarter 2004 financial results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 16, 2004               THE CHALONE WINE GROUP, LTD.
                                              (Registrant)


                                      /s/ THOMAS B. SELFRIDGE
                                      __________________________________________
                                      Thomas B. Selfridge
                                      President and Chief Executive Officer


Dated:  August 16, 2004               /s/ SHAWN M. CONROY BLOM
                                      __________________________________________
                                      Shawn M. Conroy Blom
                                      Vice President and Chief Financial Officer