Form 10-Q
period 2004-09-30
CHALONE WINE GROUP LTD
filed 2004-11-12
CIK 742685

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-13406

The Chalone Wine Group, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

California	94-1696731
(State or Other Jurisdiction of
Incorporation or Organization)	(I.R.S. Employer Identification No.)

621 Airpark Road
Napa, California	94558
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 707-254-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐       No ☑

The number of shares outstanding of Registrant’s Common Stock as of November 12, 2004 was 13,479,828.

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Balance Sheets as of September 30, 2004, and December 31, 2003.	3
	Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2004 and 2003.	4
	Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003.	5
	Notes to Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 4.	Controls and Procedures.	17
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings.	17
Item 5.	Exhibits	18
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 10.78
EXHIBIT 10.79
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

THE CHALONE WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

ASSETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
Current assets:
Accounts receivable, net	$14,158	$19,753
Note receivable	208	210
Income tax receivable	—	232
Inventory	91,098	84,840
Prepaid expenses and other current assets	404	405

Total current assets	105,868	105,440

Investment in Chateau Duhart-Milon	11,316	11,278
Non-current note receivable	58	218
Property, plant and equipment, net	70,353	72,494
Goodwill and trademarks	11,437	11,446
Other assets	2,114	1,719

Total assets	$201,146	$202,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term obligations	$4,356	$7,154
Current portion of obligation under capital lease	838	791
Revolving bank loan	16,600	13,800
Accounts payable and accrued liabilities	25,906	25,805

Total current liabilities	47,700	47,550

Long-term obligations, less current maturities	36,820	39,759
Long-term obligations, convertible subordinated debt	—	11,000
Obligation under capital lease, less current maturities	225	859
Liability on interest rate swap contract	500	1,084
Deferred income taxes	1,419	1,180

Total liabilities	86,664	101,432

Minority interest	3,434	3,165
Shareholders’ equity:
Common stock — authorized 25,000,000 shares no par value; issued and outstanding: 13,478,272 and 12,077,572 shares	89,604	76,472
Retained earnings	22,950	23,164
Accumulated other comprehensive loss	(1,506)	(1,638)

Total shareholders’ equity	111,048	97,998

Total liabilities and shareholders’ equity	$201,146	$202,595

See accompanying notes to consolidated financial statements

THE CHALONE WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross revenues	$16,481	$16,878	$47,951	$46,792
Excise Taxes	(463)	(492)	(1,360)	(1,394)

Net revenues	16,018	16,386	46,591	45,398
Cost of wines sold	(10,741)	(10,912)	(31,553)	(30,303)

Gross profit	5,277	5,474	15,038	15,095
Other operating income (expense), net	(111)	3	(111)	24
Costs associated with proposed acquisition	(627)	—	(939)	—
Depreciation and Amortization	(200)	(235)	(621)	(683)
Selling, general and administrative expenses	(3,480)	(3,190)	(10,192)	(9,490)

Operating income	859	2,052	3,175	4,946
Interest expense, net	(1,278)	(1,371)	(4,113)	(3,875)
Other income	87	62	289	160
Equity in net income of Chateau Duhart-Milon	(64)	(35)	530	418
Minority interest	(65)	(65)	(244)	(152)

Income (loss) before income taxes	(461)	643	(363)	1,497
Income taxes	189	(264)	149	(614)

Net income (loss)	$(272)	$379	$(214)	$883

Earnings per share — basic	$(0.02)	$0.03	$(0.02)	$0.07
Earnings per share — diluted	$(0.02)	$0.03	$(0.02)	$0.07
Weighted average number of shares outstanding:
Basic	12,284	12,076	12,284	12,075
Diluted	12,345	12,078	12,345	12,079

See accompanying notes to consolidated financial statements

THE CHALONE WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Nine months ended
	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(214)	$883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,557	4,432
Gain on disposal of property	(76)	(14)
Equity in net income of Chateau Duhart-Milon	(530)	(418)
Increase in minority interests	244	152
Changes in:
Accounts and other receivables	5,852	1,752
Inventories	(6,258)	4,409
Prepaid expenses and other assets	(394)	254
Deferred income taxes	—	—
Accounts payable and accrued liabilities	2,081	(1,858)

Net cash provided by operating activities	5,262	9,592

Cash flows from investing activities:
Capital expenditures	(2,417)	(7,920)
Proceeds from disposal of property, plant and equipment	86	22
Net change of note receivable	162	155
Distribution from Chateau Duhart-Milon	279	870

Net cash used in investing activities:	(1,890)	(6,873)

Cash flows from financing activities
Borrowings (payments) on revolving bank loan, net	2,800	(425)
Distributions to minority partner	—	(650)
Net change in capital lease obligation	(587)	(207)
Repayment of long-term debt	(5,737)	(1,445)
Proceeds from issuance of common stock	152	8

Net cash (used in) financing activities	(3,372)	(2,719)

Net increase (decrease) in cash and equivalents	—	—
Cash and equivalents at beginning of year	—	—

Cash and equivalents at end of year	$—	$—

Other cash flow information:
Interest paid	$3,762	$3,884
Income taxes paid	65	326
Non-cash investing and financing activities:
Unrealized foreign currency gain	$(213)	$1,003
Interest swap fluctuation, net	345	239
Subordinated debt converted to common stock	12,980	—

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The unaudited consolidated financial statements of The Chalone Wine Group, Ltd. (“the Company”) are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2003. Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full accounting year or any future period.

     The consolidated balance sheet at December 31, 2003, presented herein, has been derived from the audited consolidated financial statements of the Company for the year then ended, included in the Company’s annual report on Form 10-K.

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

Earnings per Share

     Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised and converted into stock. For all periods presented, the difference between basic and diluted EPS for the Company reflects the inclusion of dilutive stock options, the effect of which is calculated using the treasury stock method.

Derivative Financial Instruments

     The Company uses derivative financial instruments to manage exposures to interest rate risks in accordance with its risk management policy. The Company’s objective for holding derivative financial instruments is to reduce or eliminate the Company’s exposure to interest rate fluctuations. The Company formally documents the relationship between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking its hedging activities. The Company formally designates derivative financial instruments as hedging instruments on the date the Company enters into the derivative contract. The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

     Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows relating to the derivative instrument hedged. During the period ended September 30, 2004, the Company’s derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable rate long-term debt to fixed rate.

     The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company records payments or receipts on interest rate swap agreements in interest expense. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments, generally French oak barrels, denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts of assets acquired or in income when the hedged transaction occurs. The nominal amounts and related foreign currency transaction gains and losses, net of the impact of hedging, were not significant for the nine months ended September 30, 2004 and 2003.

Stock Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value based method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and provides the pro forma disclosures required by SFAS No. 123, Accounting for Stock-based Compensation. No compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 116 months following vesting; stock volatility of 34.7% to 35.9% for the nine months ended September 30, 2004 and 32.7% to 33.9% for the nine months end September 30, 2003, risk-free interest rates of 4.27% to 4.62% for the nine months ended September 30, 2004 and 3.43% to 4.04% for the nine months ended September 30, 2003, and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

     As of January 1, 2003, the Company adopted the disclosure requirements of SFAS 148, Accounting for Stock Based Compensation, which amends Accounting Principals Board (“APB”) No. 28 by adding to the list of disclosures to be made for interim reporting periods.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had the Company’s stock option and stock purchase plan been accounted for under SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (In thousands, except per share data).

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(272)	$379	$(214)	$883
Compensation Expense, net of tax	$(38)	$(26)	$(491)	$(216)

Pro forma	$(310)	$353	$(705)	$667
Earnings (loss) per share:
Basic	$(0.02)	$0.03	$(0.02)	$0.07
Diluted	$(0.02)	$0.03	$(0.02)	$0.07
Pro forma basic	$(0.02)	$0.03	$(0.06)	$0.06
Pro forma diluted	$(0.02)	$0.03	$(0.06)	$0.06

NOTE 2 — COMPREHENSIVE INCOME

     Comprehensive income includes unrealized foreign currency gains and losses related to the Company’s investment in Château Duhart-Milon and gains or losses relating to derivative financial instruments. The following is a reconciliation of net income and comprehensive income (In thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(272)	$379	$(214)	$883
Changes in fair value of derivatives, net of tax effect	(45)	20	84	(158)
Reclassification adjustment, net of tax effect	78	102	261	301
Foreign currency translation gain (loss)	215	137	(213)	1003

Comprehensive income (loss)	$(24)	$638	$(82)	$2,029

NOTE 3 — INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (In thousands):

	September 30,	December 31,
	2004	2003
	(Unaudited)
Bulk wine	$42,158	$50,502
Bottled wine	48,536	33,955
Wine packaging supplies	166	165
Other	238	218

Total	$91,098	$84,840

NOTE 4 — COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows (In thousands):

Calendar year:
2004 (three months remaining)	$255
2005	999
2006	1,026
2007	958
2008	731
Thereafter	3,150

Total	$7,119

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

NOTE 5 — COSTS ASSOCIATED WITH THE PROPOSED ACQUISITION

     The Chalone Wine Group’s board of directors has formed a special committee, consisting solely of independent directors, to review and evaluate a proposed acquisition of all of Chalone’s outstanding publicly held shares of common stock at $9.25 per share in cash by an affiliate of Domaines Barons de Rothschild (Lafite) SCA (“DBR”). DBR currently owns approximately 49% of Chalone’s outstanding common stock. The costs associated with the proposed acquisition represent the legal and financial advisory fees incurred by the committee to review and evaluate the DBR proposal. In the event a successful acquisition occurs, the Company would be liable for an additional financial advisory fee of 1.0 million dollars to be paid at the time of closing.

NOTE 6 — SUBORDINATED DEBT CONVERTED TO COMMON STOCK

     The Company issued two convertible subordinated promissory notes in exchange for $11 million in cash on August 23 , 2002 (the “2002 Notes”). The 2002 Notes were issued to DBR, in the amount of $8.25 million, and to SFI Intermediate Limited or its affiliates (“SFI”), in the amount of $2.75 million. The 2002 Notes accrued interest on the principal sum at a rate of 9% per annum. The principal sum and all accrued interest were due and payable in full, two years from the date of the 2002 Notes (the “Maturity Date”). At the Maturity Date, the Company could elect to pay all of the outstanding principal and accrued interest in cash or to repay all or part of these amounts through conversion into shares of Company common stock at the conversion price of $9.4207 per share (the “Conversion Price”).

     On August 23, 2004, the Company elected to repay the 2002 Notes in full through conversion into shares of its common stock at the Conversion Price. Consequently, the following additional shares were issued as of August 23, 2004:

Shares
DBR	1,033,363
SFI	344,454
TOTAL	1,377,817

NOTE 7 — SUBSEQUENT EVENTS

     On October 30, 2004, the Company entered into a merger agreement with DBR and Triple Wines, Inc., a wholly owned subsidiary of DBR. Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of the Company’s common stock (other than those shares held by DBR) will be converted into the right to receive $11.75 in cash. Following consummation of the merger, the Company will be a wholly owned subsidiary of DBR. DBR currently owns approximately 49% of the Company’s outstanding stock.

     The merger agreement provides, among other things, that the Company may continue to solicit acquisition proposals from third parties at a higher price than $11.75 per share. In the event an offer is received at a higher price for a purchase of all of the outstanding shares of our common stock, DBR has agreed to either match the higher priced offer or to vote its shares in favor of the higher priced transaction.

     A special committee of the Company’s board of directors, comprised entirely of directors not affiliated with DBR, was established to evaluate and negotiate the merger on behalf of the Company’s board of directors and subsequently recommended that the board of directors approve and adopt the merger agreement. At a special meeting held on October 30, 2004, the Company’s board of directors approved and adopted the merger agreement and approved the merger.

     Completion of the merger is subject to the satisfaction of closing conditions set forth in the merger agreement, including approval by the affirmative vote of a majority of the outstanding shares of the Company’s common stock (which approval must include the affirmative vote of a majority of the votes cast by the shareholders other than DBR and its affiliates) and the receipt of certain regulatory and other approvals. The Company currently anticipates that the merger will close in the first quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, promotional allowances, contingencies and litigation. We have also chosen certain accounting policies when options were available, including:

t	The first-in, first-out (FIFO) method to value a majority of our inventories;

t	The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

t	The recording of an allowance for credit losses based on estimates of customers’ ability to pay; if the financial condition of our customers were to deteriorate, additional allowances may be required.

     We applied these accounting consistently for all periods presented. Our operating results would be affected if we used other alternatives.

FORWARD LOOKING STATEMENTS

     From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission, including this Form 10-Q, may contain statements which are not historical facts and are so called “forward looking statements” that involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms “anticipates,” “expects,” “estimates,” “intends,” “believes” and other similar terms as they relate to us or our management are intended to identify such forward looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to: (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for our wines; (ii) competition from numerous domestic and foreign wine producers which could affect our ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting our quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us; and (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages. Each of these factors, and other risks pertaining to us, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including our annual report on
Form 10-K for the year ended December 31, 2003

DESCRIPTION OF THE BUSINESS

     We produce, market and sell super premium, ultra premium and luxury-priced white and red varietal table wines, primarily Pinot Noir, Cabernet Sauvignon, Merlot, Syrah, Chardonnay and Sauvignon Blanc. We own and operate wineries in various counties of California and Washington State. We make our wines primarily from grapes grown at Chalone Vineyard, Edna Valley Vineyard, Moon Mountain Vineyard, company-owned vineyards adjacent to the Acacia™ Winery and Hewitt Vineyard in California and the Canoe Ridge Vineyard in Washington State, as well as from purchased grapes.

     We primarily sell our wines under the labels “Acacia™,” “Canoe Ridge® Vineyard,” “Chalone Vineyards®,” “Dynamite Vineyards®,” “Echelon™,” “Edna Valley Vineyard®,” “Jade Mountain®,” “Moon Mountain Vineyards®,” “Provenance Vineyards™” and “Sagelands Vineyard®.”

     In France, we own a minority interest in fourth-growth Bordeaux estate Château Duhart-Milon (“Duhart-Milon”) in partnership with Les Domaines Barons de Rothschild (Lafite) (“DBR”). The vineyards of Duhart-Milon are located adjacent to the world-renowned Château Lafite-Rothschild in the town of Pauillac.

RECENT DEVELOPMENTS

     On October 30, 2004, we entered into a merger agreement with DBR and Triple Wines, Inc., a wholly owned subsidiary of DBR. Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of our common stock (other than those shares held by DBR) will be converted into the right to receive $11.75 in cash. Following consummation of the merger, we will be a wholly owned subsidiary of DBR. DBR currently owns approximately 49% of our outstanding stock.

     The merger agreement provides, among other things, that we may continue to solicit acquisition proposals from third parties at a higher price than $11.75 per share. In the event an offer is received at a higher price for a purchase of all of the outstanding shares of our common stock, DBR has agreed to either match the higher priced offer or to vote its shares in favor of the higher priced transaction.

     A special committee of our board of directors, comprised entirely of directors not affiliated with DBR, was established to evaluate and negotiate the merger on behalf of our board of directors and subsequently recommended that the board of directors approve and adopt the merger agreement. At a special meeting held on October 30, 2004, our board of directors approved and adopted the merger agreement and approved the merger.

     Completion of the merger is subject to the satisfaction of closing conditions set forth in the merger agreement, including approval by the affirmative vote of a majority of the outstanding shares of our common stock (which approval must include the affirmative vote of a majority of the votes cast by the shareholders other than DBR and its affiliates) and the receipt of certain regulatory and other approvals. We currently anticipate that the merger will close in the first quarter of 2005.

RESULTS OF OPERATIONS — THIRD QUARTER AND NINE MONTHS OF 2004 COMPARED TO THIRD QUARTER AND NINE MONTHS OF 2003

The following table sets forth the data from our consolidated statements of income for the three and nine-month periods ended September 30, 2004 and 2003, shown as a percentage of net revenues.

	Three months ended		Percent	Nine months ended		Percent
	Sep 30,	Sep 30,	Change	Sep 30,	Sep 30,	Change
	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Net revenues	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Cost of wines sold	-67.1%	-66.6%	0.8%	-67.7%	-66.7%	1.5%

Gross profit	33.0%	33.4%	-1.2%	32.3%	33.3%	-3.0%
Other operating income (expense), net	-0.7%	0.0%	-100.0%	-0.2%	0.1%	-300.0%
Cost associated with proposed acquisition	-3.9%	0.0%	-100.0%	-2.0%	0.0%	-100.0%
Depreciation and Amortization	-1.2%	-1.4%	-14.3%	-1.3%	-1.5%	-13.3%
Selling, general and administrative expenses	-21.7%	-19.5%	11.3%	-21.9%	-20.9%	4.8%

Operating income	5.4%	12.5%	-56.8%	6.8%	10.9%	-37.6%
Interest expense, net	-8.0%	-8.4%	-4.8%	-8.8%	-8.5%	3.5%
Other income	0.5%	0.4%	25.0%	0.6%	0.4%	50.0%
Equity in net income of Chateau Duhart-Milon	-0.4%	-0.2%	100.0%	1.1%	0.9%	22.2%
Minority interest	-0.4%	-0.4%	0.0%	-0.5%	-0.3%	66.7%

Income (loss) before income taxes	-2.9%	3.9%	-174.4%	-0.8%	3.3%	-124.2%
Income taxes	1.2%	-1.6%	-175.0%	0.3%	-1.4%	-121.4%

Net income (loss)	-1.7%	2.3%	-173.9%	-0.5%	1.9%	-126.3%

Net Revenues

     Net revenues for the three months ended September 30, 2004 decreased approximately $368,000, or 2.2%, over the corresponding period in the preceding year. This decrease was due to a 5.8% decrease in third quarter case sales over the same period in the preceding year offset in part by a 3.8% increase in revenue per case due to new luxury wine releases and continued growth of our Provenance brand.

     Net revenues for the nine months ended September 30, 2004 increased approximately $1,193,000, or 2.6%, over the corresponding period in the preceding year. The increase was due to a 5.1% increase in revenue per case which was due to the luxury wine releases and continued growth of our Provenance brand offset in part by a 2.4% decrease in case sales and continued competitive pricing pressures.

Gross Profit

     Gross profit margin for the three and nine months ended September 30, 2004 decreased 0.4% and 1.0% as compared to the corresponding periods in the preceding year. The decreases were driven primarily by continued pressure to provide competitive promotional allowances within the marketplace.

Cost associated with proposed acquisition

     Our board of directors formed a special committee, consisting solely of independent directors, to review and evaluate a proposed acquisition of all of our outstanding publicly held shares of common stock by an affiliate of DBR. The costs associated with the proposed acquisition represent the legal and financial advisory fees incurred by the committee to review and evaluate the DBR proposal.

     In consideration of the costs associated with the proposed acquisition, we reached an agreement with our bank group and private placement lenders to exclude these costs, subject to certain annual limitations, from the quarterly covenant calculations. We executed an amendment documenting this change in August 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three and nine months ended September 30, 2004, increased by $290,000, or 9.1%, and $702,000, or 7.4%, over the comparable periods in the prior year. The increases were due to rising worker compensation costs, health care costs and winery and marketing costs associated with our new luxury wine releases and Provenance brand.

Operating Income

     Operating income for the three months ended September 30, 2004, decreased by $1,193,000, or 58.0%, over the same period last year. The decrease was due to lower case sales and legal and financial consulting fees associated with the DBR proposal, offset by our new luxury wine releases and continued growth of our Provenance brand

     Operating income for the nine months ended September 30, 2004 decreased by $1,771,000, or 35.8%, over the corresponding period in the preceding year. The decrease occurred due to the decrease in case shipments, an increase in program allowances and legal and financial consulting fees associated with the DBR proposal, offset by our new luxury wine releases and continued growth of our Provenance brand.

Interest Expense

     Interest expense for the three months ended September 30, 2004 decreased $93,000, or 6.8%, and increased $238,000, or 6.1%, for the nine months ended September 30, 2004 over the comparable periods in the prior year. The decrease over the last three months was due to the conversion of our subordinated debt to common stock on August 23, 2004. The year-to-date increase occurred as a result in the reduction of capitalized interest. Currently, we have minimal vineyards in development which, in the prior year, generated capitalized interest.

Equity in Net Income of Duhart-Milon

     We monitor our investment in Duhart-Milon primarily through our on-going communication with DBR. Such communication is facilitated by the presence of our chairman on DBR’s board of directors, and DBR’s representation on our board of directors. Additionally, various of our key employees make periodic visits to Duhart-Milon’s offices and production facilities.

     Since the investment in Duhart-Milon is a long-term investment denominated in a foreign currency, we record the gain or loss for currency translation in other comprehensive income or loss, which is part of shareholders’ equity.

     Based on forecasts received by DBR, we anticipate that equity losses will be recorded in the fourth quarter of 2004.

Minority Interest

     We consolidate the financial statements of Edna Valley Vineyard (“EVV”) with our financial statements. We account for the interest in EVV attributable to parties other than us as a “minority interest”. The minority interest in the net income of EVV for the three months and nine months ended September 30, 2004 was $65,000 and $244,000. The increases in minority interest were $0 and $92,000 for the three and nine month periods ended September 30, 2004, when compared to the same periods last year. The increase was due to the higher net income of EVV as compared to the same period in the prior year.

Net Income and Earnings per Share

     As a result of the factors discussed above, our reported net loss for the nine months ending September 30, 2004 amounted to $214,000, or $.02 per diluted share, compared to net income of $883,000, or $.07 per diluted share, a year ago.

Liquidity and Capital Resources

     Working capital as of September 30, 2004 was $58.2 million compared to $ 57.9 million at December 31, 2003. The $0.3 million increase in working capital was primarily attributable to a $6.3 million increase in inventories, which is a result of the 2004 harvest. This is offset by a decrease in receivables of $5.8 million and an increase of $0.2 million in accounts payable.

     We have a $55 million credit facility with Rabobank International pursuant to which we had outstanding borrowings as of September 30, 2004 of $16,600,000 and additional available borrowings of $38,400,000. This facility expires in May 2007, and the interest rate on borrowings as of September 30, 2004 was 3.2%. This facility contains restrictive covenants including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, investments and payment of dividends. As of September 30, 2004, we were in compliance with these covenants.

     We have historically financed our growth through increases in borrowings and cash flow from operations. We expect that our working capital needs will grow significantly to support expected future growth in sales volume. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales.

     We believe that cash flows from operations and current cash balances, together with available external financing and the extension of existing facilities, will be sufficient to fund operations and capital investments over the next twelve months and longer-term. Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through bank borrowings, from additional securities which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us or at all.

RISK FACTORS

     The following disclosures should be read in conjunction with the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations. These disclosures are intended to discuss certain material risks of our business as they appear to management at this time. However, this list is not exhaustive. Other risks may, and likely will, arise from time to time.

     The Proposed Acquisition by DBR Could Harm Our Business

     The proposed acquisition by DBR has resulted in significant costs and expenses for us, including costs for legal and financial advisory services, and will continue to do so. In addition, any negative effects of the proposed acquisition on our relationships with our employees, distributors or customers could result in significant harm to our business.

     Our Revenues and Operating Results Fluctuate Significantly from Quarter to Quarter

     We believe period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. In addition, we cannot assure that our revenues will grow or be sustained in future periods or that we will be profitable in the future. Significant factors in these quarterly fluctuations, many of which are within our control, are changes in consumer demand for our wines, the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us, interest rates, inventory levels and the timing of releases for certain wines, among other factors. Consequently, we have experienced, and expect to continue to experience, fluctuations in revenues and operating results.

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

     Our Business Is Seasonal, Which Could Cause Our Market Price to Fluctuate

     Our business is subject to seasonal as well as quarterly fluctuations in revenues and operating results. Our sales volume tends to increase during the summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our level of borrowing. For example, our borrowing levels typically are highest during winter when we have to pay growers for grapes harvested and make payments related to the grape harvest. These and other factors may cause fluctuations in our results of operations and in the market price of our common stock.

     We Will Need More Working Capital to Grow

     The premium wine industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years, which must be financed by cash from operations and by additional borrowings or additional equity, which may not be available on reasonable terms or at all.

     Our Acquisitions and Potential Future Acquisitions Involve a Number of Risks

     Our acquisition of Provenance Vineyards, Hewitt Ranch, Staton Hills Winery (renamed Sagelands Vineyard) and the Jade Mountain brand, enlarging Canoe Ridge Vineyard and buying out our partners, and expansion to the recently acquired winery for the Provenance Vineyards, as well as potential future acquisitions, involve risks associated with: assimilating these operations into our company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations; integrating the technology and infrastructures of disparate entities; the production and marketing of wine; and replanting of existing vineyards from white wine grapes to red wine grapes.

     We relied on debt financing to purchase Hewitt Ranch, Staton Hills Winery and the Jade Mountain brand, to enlarge Canoe Ridge Vineyard and to buy out our partners and other vineyard land and related assets in prior periods. Consequently our debt-to-equity ratio is high in relation to our historical standards. The interest costs associated with this debt will increase our operating expenses and the risk of negative cash flow.

     Our Profits Depend Largely on Sales in Certain States and on Sales of Certain Varietals

     In the nine months ended September 30, 2004, approximately 88% of our wine sales were concentrated in 20 states. Changes in national consumer spending or consumer spending in these states and other regions of the country could affect both the quantity and price level of wines that customers are willing to purchase which could harm our business.

     Approximately 89% of our consolidated net revenues in the nine months ended September 30, 2004 were concentrated in our four top selling varietal wines. Specifically, sales of Chardonnay, Cabernet Sauvignon, Pinot Noir and Merlot accounted for 36%, 21%, 17% and 15% of our net revenues. Changes in consumer preferences with respect to these varietal wines could adversely affect our business.

     Competition May Harm Our Business

     The ultra premium table wine industry is intensely competitive and highly fragmented. Our wines compete in all of the premium wine market segments with many other premium domestic and foreign wines, with imported wines coming primarily from the Burgundy and Bordeaux regions of France and, to a lesser extent, Italy, Chile, Argentina, South Africa and Australia. Our wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios.

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

     Many California vineyards have been infested in recent years with phylloxera. Our vineyard properties are primarily planted to rootstocks believed to be resistant to phylloxera. However, we cannot assure that our existing vineyards, or the rootstocks we are now using in our planting programs, will not become susceptible to current or new strains of phylloxera.

     Pierce’s Disease is a vine bacterial disease that has been in California for more than 100 years. It kills grapevines and there is no known cure. Small insects called sharpshooters spread this disease. A new strain of the sharpshooter, the glassy winged, was discovered in Southern California and is believed to be migrating north. We are actively supporting the efforts of the agricultural industry to control this pest and are making every reasonable effort to prevent an infestation in our own vineyards. We cannot, however, assure that we will succeed in preventing contamination in our vineyards.

     Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production.

     Grape growing requires adequate water supplies. We generally supply our vineyards’ water needs through wells and reservoirs located on our properties. We believe that we either have, or are currently planning to insure, adequate water supplies to meet the needs of all of our vineyards. However, a substantial reduction in water supplies could result in material losses of grape crops and vines.

     We May Not Be Able to Grow or Acquire Enough Quality Grapes for Our Wines

     The adequacy of our grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While we believe that we can secure sufficient supplies of grapes from a combination of our own production and from grape supply contracts with independent growers, we cannot assure that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in our wine production costs.

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

     We Depend on Third Parties to Sell Our Wine

     We sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. To a lesser degree, we rely on direct sales from our wineries, our wine library and direct mail. Sales to our largest distributor and to our ten largest distributors combined represented approximately 34% and 63% of our net revenues during the nine months ended September 30, 2004. Sales to our ten largest distributors are expected to continue to represent a substantial portion of our net revenues in the future. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business.

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

     We Use Pesticides and Other Hazardous Substances in the Operation of Our Business

     We use pesticides and other hazardous substances in the operation of our business. If hazardous substances are discovered on, or emanate from, any of our properties, and their release presents a threat of harm to public health or the environment, we may be held strictly liable for the cost of remediation. Payment of such costs could have a material adverse effect on us. We maintain insurance against these kinds of risks, and others, under various insurance policies. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us.

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

     In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. Export sales accounted for approximately 2% of total consolidated revenue for the nine months ended September 30, 2004. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

     Infringement of Our Trademarks May Damage Our Brand Names or Our Business

     Our wines are branded consumer products, and we distinguish our wines from our competitors’ by enforcement of our trademarks. We cannot assure that competitors will refrain from infringing our marks or using trademarks, trade names or trade dress which dilute our intellectual property rights, and any such actions may require us to become involved in litigation to protect these rights. Litigation of this nature can be very expensive and could divert management’s time and attention.

     The Market Price of Our Common Stock Fluctuates

     All of the foregoing risks, among others not known or mentioned in this report, may have a significant effect on the market price of our shares. The stock markets have experienced extreme price and volume trading volatility in recent months and years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated or disproportionate to the specific company’s operating performance and could similarly affect our market price.

     Decreased Cash Flow Could Limit Our Ability to Service Our Debt

     As a result of incurring debt, we are subject to the risks normally associated with debt financing, including the risk that cash flow from operations will be insufficient to meet required payments of principal and interest. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control.

     Our Debt Financing Agreements Contain Restrictive Covenants with Which We May Not Be Able to Comply

     Our existing line of credit and long-term debt financing agreements contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. If we default on our financial covenants, our lenders may require that we immediately repay the full outstanding amount that we owe them. In such event, we may have to pursue alternative financing arrangements, which may not be available on favorable terms or at all.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of September 30, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

     PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

     On May 18, 2004, a purported stockholder class action lawsuit was filed in Superior Court of the State of California, County of Napa, against Chalone, each of our directors, DBR and Constellation. The initial complaint in the lawsuit, entitled Wiedamann v. The Chalone Wine Group, Ltd., et al. (Case No. 26-25479), alleged that DBR and each of our directors breached, and that Chalone, DBR and Constellation aided the other defendants’ breaches of, their fiduciary duties of care, loyalty, candor and independence owed to the public stockholders of Chalone in connection with the merger. Specifically, the initial complaint alleged that the defendants failed to take steps to maximize the value of Chalone to its public shareholders, took steps to avoid competitive bidding, capped the price of Chalone stock, gave DBR an unfair advantage by failing to solicit other potential acquirors or alternative transactions and failed to properly value Chalone.

     From May 18 to May 21, 2004, four other purported class action lawsuits were filed in the Superior Court of the State of California, County of Napa, alleging substantially identical allegations as those in the Wiedamann action. On May 25, 2004, the Court ordered these four lawsuits consolidated with the Wiedamann lawsuit.

     On June 2, 2004, the Court ordered that the defendants did not have to respond to the initial complaints and that the lead plaintiff should file a consolidated complaint to which the defendants would respond. On June 17, 2004, the Court appointed a lead plaintiff and lead counsel. While the lead plaintiff has not filed a consolidated complaint, his initial complaint sought to enjoin Chalone from proceeding with the proposed merger with DBR. Additionally, the initial complaint sought certification of a class; a declaration that the proposed merger is in breach of defendants’ fiduciary duties; an injunction barring the proposed merger unless and until Chalone adopts and implements a procedure or process to obtain the highest possible price for its stockholders and directing Chalone to pursue a transaction in the best interests of its stockholders; imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the proposed merger; and costs, attorneys’ fees and experts’ fees.

     To date, no motions have been filed by any of the parties to the lawsuit. We believe that this consolidated action is meritless and we intend to vigorously defend against any allegations that may be asserted in any consolidated complaint.

     On May 20, 2004, a purported stockholder class action lawsuit was filed in Superior Court of the State of California, County of San Francisco, alleging that Chalone and each of our directors breached, or aided the other defendants’ breaches of, their fiduciary duties of care, loyalty, candor and fair dealing owed to the public stockholders of Chalone in connection with the proposed merger. On July 9, 2004, the plaintiff voluntarily dismissed this lawsuit without prejudice.

Item 5. Exhibits

10.66	Amended and Restated Credit Agreement
10.67	Amended and Restated Security Agreement
10.68	Security Agreement
10.69	Second Amendment to the Amended and Restated Note Purchase Agreement
10.70	Amendment to the Intercreditor and Collateral Agency Agreement
10.71	Third Amendment to the Note Purchase Agreement
10.72	Amendment to the Amended and Restated Credit Agreement and Post-Closing Undertakings
10.73	Change of Control Severance Agreement
10.74	Change of Control Severance Agreement
10.75	Change of Control Severance Agreement
10.76	Change of Control Severance Agreement
10.77	Retention Bonus Agreement
10.78	Retention Bonus Agreement
10.79	Retention Bonus Agreement
31.1	Certification of Chief Financial Officer.
31.2	Certification of Chief Executive Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004	The Chalone Wine Group, Ltd.
(Registrant)
/s/ Thomas B. Selfridge
Thomas B. Selfridge
President and Chief Executive Officer

Dated: November 12, 2004	/s/ Shawn M. Conroy Blom
Shawn M. Conroy Blom
Vice President and Chief Financial Officer